Form 10-Q
period 1996-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1996-07-26
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                              Commission File Number
March 31, 1996                                           2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                   16-1173249
- --------------------                      ---------------------------------
(State of Formation)                      (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1996, the issuer had 3,100 units of limited partnership interest outstanding.

                     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                     -----------------------------------------------

                                      INDEX
                                      -----



                                                                 PAGE NO.
                                                                 --------
PART I:     FINANCIAL INFORMATION
- -------     ---------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995               3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995         4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995         5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1996 and 1995         6

            Notes to Financial Statements                         7 - 13


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- --------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS        14 - 15
            ---------------------------------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                                   March 31,    December 31,
                                                                     1996           1995
                                                                -----------    -----------
ASSETS

Property, at cost:
     Land                                                       $   182,500    $   182,500
     Land improvements                                              185,000        185,000
     Buildings                                                    2,404,785      2,404,785
     Furniture and fixtures                                         164,141        164,141
                                                                -----------    -----------
                                                                  2,936,426      2,936,426
     Less accumulated depreciation                                1,713,777      1,683,705
                                                                -----------    -----------
          Property, net                                           1,222,649      1,252,721

Cash                                                                   --             --
Cash - security deposits                                             28,025         27,851
Escrow deposits                                                     309,438        277,523
Mortgage costs, net of accumulated
     amortization of $22,488 and $21,052                            178,463        179,899
Other assets                                                         10,139         19,451
                                                                -----------    -----------

            Total Assets                                        $ 1,748,714    $ 1,757,445
                                                                ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                             $   164,085    $    82,399
     Mortgages payable                                            2,943,495      2,947,711
     Accounts payable and accrued expenses                          225,452        178,445
     Accounts payable - affiliates                                  820,696        874,484
     Accrued interest                                                22,097         22,108
     Security deposits and prepaid rent                              46,012         42,710
                                                                -----------    -----------
            Total Liabilities                                     4,221,837      4,147,857
                                                                -----------    -----------

Minority interest in consolidated
     joint venture                                                  375,542        393,817
                                                                -----------    -----------

Partners' (Deficit):
     General partners                                              (790,980)      (790,336)
     Limited partners                                            (2,057,684)    (1,993,893)
                                                                -----------    -----------
           Total Partners' (Deficit)                             (2,848,665)    (2,784,229)
                                                                -----------    -----------

           Total Liabilities and Partners' (Deficit)            $ 1,748,714    $ 1,757,445
                                                                ===========    ===========

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)



                                                      Three Months  Three Months
                                                         Ended          Ended
                                                        March 31,      March 31,
                                                          1996            1995
                                                        ---------      ---------
Income:
     Rental                                            $ 177,317      $ 175,558
     Interest and other income                             7,943         10,026
                                                       ---------      ---------
     Total income                                        185,260        185,584
                                                       ---------      ---------

Expenses:
     Property operations                                  84,995         96,058
     Interest:
          Paid to affiliates                              22,993         19,660
          Other                                           66,282         66,653
     Depreciation and amortization                        31,507         30,808
     Administrative:
          Paid to affiliates                              10,065          7,812
          Other                                           52,129         21,781
                                                       ---------      ---------
     Total expenses                                      267,971        242,772
                                                       ---------      ---------

Loss before allocation
     to minority interest                                (82,711)       (57,188)

Loss allocated to minority interest                       18,275         16,074
                                                       ---------      ---------

Net loss                                               $ (64,436)     $ (41,114)
                                                       =========      =========

Loss per limited partnership unit                      $  (20.58)     $  (13.13)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                           3,100         3,100
                                                       =========      =========


                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       Three Months Three Months
                                                            Ended        Ended
                                                          March 31,    March 31,
                                                            1996          1995
                                                          --------     --------

Cash flow from operating activities:
     Net loss                                             $(64,436)    $(41,114)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                          31,507       29,373
     Minority interest share of net loss                   (18,275)     (16,074)
Changes in operating assets and liabilities:
     Cash - security deposits                                 (174)        (170)
     Escrow deposits                                       (31,915)      35,413
     Other assets                                            9,312       11,279
     Accounts payable and accrued expenses                  47,008      (25,507)
     Accrued interest                                          (11)        --
     Security deposits and prepaid rent                      3,302          540
                                                          --------     --------
Net cash (used in) operating activities                    (23,682)      (6,260)
                                                          --------     --------

Cash flow from investing activities:
     Property additions and net cash
     provided by investing activities                         --           --
                                                          --------     --------

Cash flows from financing activities:
     Cash overdraft                                         81,686         --
     Accounts payable - affiliates                         (53,788)       7,871
     Principal payments on mortgage(s)                      (4,216)      (3,854)
     Mortgage costs                                           --          1,435
                                                          --------     --------
Net cash provided by financing activities                   23,682        5,452
                                                          --------     --------

Increase (decrease) in cash                                   --           (808)

Cash - beginning of period                                    --          1,074
                                                          --------     --------

Cash - end of period                                      $   --       $    266
                                                          ========     ========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                               $ 66,271     $ 66,653
                                                          ========     ========
                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' (DEFICIT)
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                    General              Limited Partners
                                    Partners
                                    Amount               Units         Amount
                                    ------               -----         ------

Balance, January 1, 1995           $  (788,062)           3,100     $(1,768,771)

Net loss                                  (411)            --           (40,703)
                                   -----------      -----------     -----------

Balance, March 31, 1995            $  (788,473)           3,100     $(1,809,474)
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (790,336)           3,100     $(1,993,893)

Net loss                                  (644)            --           (63,791)
                                   -----------      -----------     -----------

Balance, March 31, 1996            $  (790,980)           3,100     $(2,057,684)
                                   ===========      ===========     ===========





















                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


 1.  GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

 2.  FORMATION AND OPERATION OF PARTNERSHIP

     Realmark Property Investors Limited Partnership (the "Partnership"), a Delaware Limited Partnership, was formed August 28, 1979, to invest in a diversified portfolio of income-producing real estate.

     In March 1981, the Partnership commenced the public offering of units of limited partnership interest. On December 31, 1981 the offering was concluded, at which time 3,100 units of limited partnership interest were outstanding. The General Partners are Realmark Properties, Inc., a Delaware corporation, the corporate General Partner, and Mr. Joseph M. Jayson, the individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated. For the three month period ended March 31, 1996, Section 704(b) was applicable.

     Losses arising from the sale of properties shall be allocated 99% to the Limited Partners and 1% to the General Partners subject to the revisions made in the Internal Revenue Code, pursuant to the Tax Reform Act of 1986. Net proceeds arising from a sale or refinancing shall be distributed first to the Limited Partners in an amount equivalent to a 7% return on their average adjusted capital balances, plus an amount equal to their respective positive capital account balances.

     Additional proceeds after property disposition fees shall be allocated to the Limited Partners in an amount equivalent to 5% of their average adjusted capital balances and the remainder, if any, in the ratio of 90% to the Limited Partners and 10% to the General Partners. Income arising from the sale or refinancing shall be allocated in the same manner as the proceeds are to be distributed, except that the General Partners are to be allocated at least 1% of the income.

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash
     ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     Cash - security deposits
     ------------------------

     Cash - security deposits represents cash on deposit in accordance with the HUD regulatory agreement for the one property with a HUD mortgage.

     Escrow deposits
     ---------------

     Escrow deposits represent cash which is restricted for the payment of property taxes or for repairs and replacements in accordance with the mortgage agreement.

     Property and depreciation
     -------------------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes.

     Minority interest in consolidated joint venture
     -----------------------------------------------

     The minority interest in a consolidated joint venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.

     Rental income
     -------------

     Rental income is recognized under the operating method. The outstanding leases with respect to rental properties owned are for terms of no more than one year.

     Income (loss) per limited partnership unit
     ------------------------------------------

     The income or loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period then ended.

 4.  ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

     In November 1981, the Partnership acquired a 144 unit apartment complex (Gold Key I) located in Englewood, Ohio, for a purchase price of $2,860,754, which included $191,872 in acquisition fees.

     In  July  1982 , the  Partnership  acquired  a  99 unit  apartment  complex
     (Clarewood) located in Lafayette, Louisiana, for a purchase price of $2,428,834, which included $134,992 in acquisition fees.

     In July 1982, the Partnership acquired a 155 unit apartment complex (Gallery) located in Lafayette, Louisiana, for a purchase price of $3,546,653, which included $197,987 in acquisition fees.

     In October 1989, the Partnership sold the Clarewood and Gallery apartments for a combined price of $4,647,516, which generated a total net gain for financial statement purposes of $1,209,164.

 5.  MORTGAGES PAYABLE

     Gold Key Apartments
     -------------------

     On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $11,346. The balance of the mortgage at March 31, 1996 and 1995 was $2,943,495 and $2,959,805,
     respectively. The mortgage is secured by all of the assets of the Gold Key apartment complex.

     The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

     The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

             Year                               Amount
             ----                               ------

             1996                              $     17,444
             1997                                    19,080
             1998                                    20,871
             1999                                    22,829
             2000                                    24,970
             Thereafter                           2,842,517
                                                  ---------

             TOTAL                             $  2,947,711

 6.  MINORITY INTEREST OF RELATED PARTY IN GOLD KEY JOINT VENTURE

     On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI-A (RPILP VI-A). The joint venture was formed for the purpose of operating the Gold Key Apartment complex owned by the Partnership. Under the terms of the original agreement, RPILP VI-A contributed $497,911 with the Partnership contributing the property net of the first mortgage. On March 1, 1993, RPILP VI-A contributed an additional $125,239, amending the original joint venture agreement in the process.

     The amended agreement now provides that any income, loss, gain, cash flow, or sale proceeds be allocated 60.0% to the Partnership and 40.0% to RPILP VI-A. The net loss from the date of inception has been allocated to the minority interest in accordance with the terms of the agreement and has been recorded as a reduction of the capital contribution.

     A reconciliation of the minority interest share in the Gold Key Joint Venture is as follows:

      Balance, January 1                        $ 393,817
      Capital contribution                            -
      Allocated loss                              (18,275)
                                                ---------
      Balance, March 31                         $ 375,542

 7.  RELATED PARTY TRANSACTIONS

     Management fees for the Gold Key complex are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $8,700 for both the three months ended March 31, 1996 and 1995.

     The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1996 and 1995.

     Accounts payable - affiliates amounted to $820,696 and $801,938 at March 31, 1996 and 1995, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $22,993 for the three month period ended March 31, 1996.

     Pursuant to the terms of the Partnership agreement, the corporate general partner charged the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication, costs related to partnership accounting, and partner's communication and relations.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $758 for the three month periods ended March 31, 1996 and 1995.

     The corporate general partner is allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 9% of the gross proceeds of the offering applicable to the property or 50% of normal rates, subordinated to: (1) the payment to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances; (2) the repayment to the limited partners of a cumulative amount equal to their capital contributions; and (3) the payment to all partners of an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the preceding clauses (1) and
     (2).

 8.  INCOME TAXES

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

     The reconciliation of net loss for the three month periods ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                 March 31,        March 31,
                                                  1996                1995
                                                  ----                ----
      Net loss -
           Statement of operations              $ (64,436)        $ (41,114)
      (Add to)  deduct from:
           Difference in depreciation               9,774          (  3,625)
           Difference in amortization                  -                 -
           Difference in bad debt reserve           5,380          (    126)
           Tax adjustment - Joint Venture         ( 1,499)              350
                                                ---------         ---------

      Net loss for tax purposes                 $ (50,781)        $ (44,515)

     The reconciliation of partners' (deficit) at March 31, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                             March 31,             December 31,
                                               1996                      1995
                                               ----                      ----

      Partners' (Deficit) - balance sheet  $ (2,848,665)           $ (2,784,229)
       Add to (deduct from):
            Accumulated difference in
            depreciation                     (  985,896)             (  995,670)
            Accumulated amortization            240,000                 240,000
            Syndication fees                    248,000                 248,000
            Reserve for bad debts                45,412                  40,032
             Tax Basis Adjustment
             - Joint Venture                    (18,584)                (17,085)
            Other                               (14,080)                (14,080)
                                           ------------             -----------

       Partners' (Deficit) - tax return    $ (3,333,813)           $ (3,283,032)

PART II:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

Unable to regain the momentum it had in previous years, the Partnership encountered another disappointing quarter. The partnership is still operating with cash flow shortages even though the total revenue for the quarter has remained consistent between the two years. There was an increase in total operating expenses. The General Partner meanwhile, continues to advance funds to the Partnership, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $820,696, as of March 31, 1996, and these funds are payable on demand.

The Partnership did not make any distributions during the three month periods ending March 31, 1996 and 1995, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning their mortgages. If the General Partner ceases to advance funds to the Partnership to cover any negative cash flow, the partnership could lose the property in a foreclosure. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale. The General Partner is continuing to investigate the possibility of selling Gold Key.


Results of Operations:
- ----------------------

For the quarter ended March 31, 1996, the Partnership's net loss was $64,436 or $20.58 per limited partnership unit. Net loss for the quarter ended March 31, 1995, amounted to $41,114 or $13.13 per unit.

Partnership revenue for the quarter ended March 31, 1996 totaled $185,260, which is only a decrease of $324 from the quarter ended March 31, 1995. The net change between the two years appears minor but it is a direct result of a decrease in occupancy and an increase in rental rates at Gold Key. Partnership revenues for the period ended March 31, 1995 were $185,260. Rental income decreased $46,892.

- -----------------------------------

For the three month period ended March 31, 1996, Partnership expenses totaled $267,971, an increase of $25,199 from the quarter ended March 31, 1995. Decreases in payroll, repairs, maintenance, contracted services and an increase in property improvements throughout the partnership accounted for the change in operating expenses, while substantially higher advertising, legal fees and portfolio management and accounting charges resulted in higher administrative expenses. The increase in administrative expenses was primarily due to activities undertaken to stabilize occupancies.

The Partnership is expecting the property operation expenses to remain stable in the immediate future and as the condition of the property improves. Management is continuing to make every effort to reduce and/or control expenses in coming quarters. Administrative charges are also expected to level off since advertising and legal fees will decline as the property's performance improves.

For the three month period March 31, 1996, the tax basis loss was $50,781 or $16.22 per limited partnership unit compared to a tax loss of $44,515 or $14.22 per unit for the three month period ended March 31, 1995

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
- --------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
- -------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP



By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary