Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1997-01-03
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                              Commission File Number
June 30, 1996                                                2-65391


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
            (Exact Name of Registrant as specified in its Charter)

Delaware                                   16-1173249
--------------------                      ---------------------------------
(State of Formation)                      (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No
                                                 ----     ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of June 30, 1996, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1996 and December 31, 1995                     3

            Statements of Operations -
                  Three Months Ended June 30, 1996 and 1995               4

            Statements of Operations -
                  Six Months Ended June 30, 1996 and 1995                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                 6

            Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1996 and 1995                 7

            Notes to Financial Statements                               8 - 14


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS              15 - 16
            ---------------------------------------------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                           June 30,      December 31,
                                                             1996             1995
                                                             ----             ----
ASSETS
------

Property, at cost:
     Land                                                $   182,500     $   182,500
     Land improvements                                       185,000         185,000
     Buildings                                             2,404,785       2,404,785
     Furniture and fixtures                                  164,141         164,141
                                                         -----------     -----------
                                                           2,936,426       2,936,426
     Less accumulated depreciation                         1,743,850       1,683,705
                                                         -----------     -----------
          Property, net                                    1,192,576       1,252,721

Cash                                                            --              --
Cash - security deposits                                      28,129          27,851
Escrow deposits                                              297,791         277,523
Mortgage costs, net of accumulated
     amortization of $23,923 and $21,052                     177,028         179,899
Other assets                                                   1,682          19,451
                                                         -----------     -----------

             Total Assets                                $ 1,697,206     $ 1,757,445
                                                         ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                      $   176,299     $    82,399
     Mortgages payable                                     2,939,184       2,947,711
     Accounts payable and accrued expenses                   193,140         178,445
     Accounts payable - affiliates                           840,683         874,484
     Accrued interest                                         22,044          22,108
     Security deposits and prepaid rent                       49,665          42,710
                                                         -----------     -----------
             Total Liabilities                             4,221,015       4,147,857
                                                         -----------     -----------

Minority interest in consolidated
     joint venture                                           348,606         393,817
                                                         -----------     -----------

Partners' (Deficit):
     General partners                                       (791,218)       (790,336)
     Limited partners                                     (2,081,197)     (1,993,893)
                                                         -----------     -----------
            Total Partners' (Deficit)                     (2,872,415)     (2,784,229)
                                                         -----------     -----------

            Total Liabilities and Partners' (Deficit)    $ 1,697,206     $ 1,757,445
                                                         ===========     ===========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       June 30,       June 30,
                                                         1996            1995
                                                         ----            ----
Income:
     Rental                                           $ 166,372       $ 179,782
     Interest and other income                           11,976          12,651
                                                      ---------       ---------
     Total income                                       178,348         192,433
                                                      ---------       ---------

Expenses:
     Property operations                                 71,228         114,117
     Interest:
          Paid to affiliates                             20,274          19,232
          Other                                          66,143          66,567
     Depreciation and amortization                       31,508          30,594
     Administrative:
          Paid to affiliates                             11,792          15,627
          Other                                          28,089          35,106
                                                      ---------       ---------
     Total expenses                                     229,034         281,243
                                                      ---------       ---------

Loss before allocation
     to minority interest                               (50,686)        (88,810)

Loss allocated to minority interest                      26,936          23,917
                                                      ---------       ---------

Net loss                                              $ (23,750)      $ (64,893)
                                                      =========       =========

Loss per limited partnership unit                     $   (7.58)      $  (20.72)
                                                      =========       =========

Distributions per limited partnership unit            $    --         $    --
                                                      =========       =========

Weighted average number of
     limited partnership units
     outstanding                                          3,100           3,100
                                                      =========       =========



                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         1996           1995
                                                         ----           ----

Income:
     Rental                                           $ 343,689       $ 355,340
     Interest and other income                           19,919          22,677
                                                      ---------       ---------
     Total income                                       363,608         378,017
                                                      ---------       ---------

Expenses:
     Property operations                                156,223         210,175
     Interest:
          Paid to affiliates                             43,267          38,892
          Other                                         132,425         133,220
     Depreciation and amortization                       63,015          61,402
     Administrative:
          Paid to affiliates                             21,857          20,901
          Other                                          80,218          56,887
                                                      ---------       ---------
     Total expenses                                     497,005         521,477
                                                      ---------       ---------

Loss before allocation
     to minority interest                              (133,397)       (143,460)

Loss allocated to minority interest                      45,211          39,991
                                                      ---------       ---------

Net loss                                              $ (88,186)      $(103,469)
                                                      =========       =========

Loss per limited partnership unit                     $  (28.16)      $  (33.04)
                                                      =========       =========

Distributions per limited partnership unit            $    --         $    --
                                                      =========       =========

Weighted average number of
     limited partnership units
     outstanding                                          3,100           3,100
                                                      =========       =========




                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                        Six Months   Six Months
                                                          Ended         Ended
                                                        June 30,       June 30,
                                                          1996           1995
                                                          ----           ----
Cash flow from operating activities:
     Net loss                                           $ (88,186)    $(103,469)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                         63,015        61,402
     Minority interest share of net loss                  (45,211)      (39,991)
Changes in operating assets and liabilities:
     Cash - security deposits                                (278)         (280)
     Escrow deposits                                      (20,268)         (887)
     Other assets                                          17,769        (1,586)
     Accounts payable and accrued expenses                 14,696        33,356
     Accrued interest                                         (64)         --
     Security deposits and prepaid rent                     6,955         1,785
                                                        ---------     ---------
Net cash (used in) operating activities                   (51,572)      (49,670)
                                                        ---------     ---------

Cash flow from investing activities:
     Property additions and net cash
     provided by investing activities                        --            --
                                                        ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                        93,900         5,577
     Accounts payable - affiliates                        (33,801)       48,158
     Principal payments on mortgage(s)                     (8,527)       (7,795)
     Mortgage costs                                          --           2,656
                                                        ---------     ---------
Net cash provided by financing activities                  51,572        48,596
                                                        ---------     ---------

Increase (decrease) in cash                                  --          (1,074)

Cash - beginning of period                                   --           1,074
                                                        ---------     ---------

Cash - end of period                                    $    --       $    --
                                                        =========     =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $ 132,361     $ 133,220
                                                        =========     =========

                        See notes to financial statements

                        STATEMENTS OF PARTNERS' (DEFICIT)
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                      General                Limited Partners
                                     Partners
                                      Amount             Units          Amount
                                      ------             -----          ------

Balance, January 1, 1995           $  (788,062)           3,100     $(1,768,771)

Net loss                                (1,035)            --          (102,434)
                                   -----------      -----------     -----------

Balance, June 30, 1995             $  (789,097)           3,100     $(1,871,205)
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (790,336)           3,100     $(1,993,893)

Net loss                                  (882)            --           (87,304)
                                   -----------      -----------     -----------

Balance, June 30, 1996             $  (791,218)           3,100     $(2,081,197)
                                   ===========      ===========     ===========























                       See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated. For the six month period ended June 30, 1996, Section 704(b) was applicable.

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

5.   MORTGAGES PAYABLE

     Gold Key Apartments
     -------------------

     On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $11,346. The balance of the mortgage at June 30, 1996 and 1995 was $2,939,184 and $2,955,864,
     respectively. The mortgage is secured by all of the assets of the Gold Key apartment complex.

     The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

     The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

             Year                               Amount
             ----                               ------

             1996                               $    17,444
             1997                                    19,080
             1998                                    20,871
             1999                                    22,829
             2000                                    24,970
             Thereafter                           2,842,517
                                                  ---------

             TOTAL                              $ 2,947,711
                                                ===========

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

     A reconciliation of the minority interest share in the Gold Key Joint Venture is as follows:

      Balance, January 1                               $ 393,817
      Capital contribution                                   -
      Allocated loss                                     (45,211)
                                                      -----------
      Balance, June 30,                                $ 348,606
                                                      ===========

7.   RELATED PARTY TRANSACTIONS

     Management fees for the Gold Key complex are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $8,700 for both the six months ended June 30, 1996 and 1995.

     The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1996 and 1995.

     Accounts payable - affiliates amounted to $840,683 and $842,225 at June 30, 1996 and 1995, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $43,267 for the six month period ended June 30, 1996.

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

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $1,580 for the six month periods ended June 30, 1996 and 1995.

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

     The reconciliation of net loss for the six month periods ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                 June 30,           June 30,
                                                   1996               1995
                                                   ----               ----
      Net loss -
           Statement of operations              $ (88,186)        $ (103,469)
      (Add to)  deduct from:
           Difference in depreciation              19,548           (  7,250)
           Difference in amortization                 -                2,657
           Difference in bad debt reserve          10,760           (    192)
           Tax adjustment - Joint Venture         ( 2,998)               700
                                                ---------         ----------

      Net loss for tax purposes                 $ (60,876)        $ (107,554)
                                                =========         ==========

     The reconciliation of partners' (deficit) at June 30, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                       June 30,       December 31,
                                         1996
     1995

      Partners' (Deficit) - balance sheet   $ (2,872,415)          $ (2,784,229)
       Add to (deduct from):
            Accumulated difference in
            depreciation                      (  976,122)            (  995,670)
            Accumulated amortization             240,000                240,000
            Syndication fees                     248,000                248,000
            Reserve for bad debts                 50,792                 40,032
             Tax Basis Adjustment
             - Joint Venture                     (20,083)               (17,085)
            Other                                (14,080)               (14,080)
                                            ------------           ------------

       Partners' (Deficit) - tax return     $ (3,343,908)          $ (3,283,032)
                                            ============           ============


9.   SUBSEQUENT EVENTS

     On July 16, 1996 the Corporate General Partner entered into a contract on behalf of the Partnership to sell the Gold Key Apartments for a sales price of $3,700,000. The contract is subject to a number of contingencies as were described in Form 8-K filed on July 31, 1996. No firm closing date on the sale has been established to date.

       PART II:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The Partnership continues to struggle financially. Although total expenses have dropped during the six month period ended June 30, 1996, the partnership is still operating with cash flow shortages due to a decrease in the total revenue generated. The General Partner meanwhile, continues to advance funds to the Partnership, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $840,683, as of June 30, 1996, and these funds are payable on demand.

The Partnership did not make any distributions during the six month periods ending June 30, 1996 and 1995, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning their mortgages. The General Partner has been corresponding with the United States Department of Housing and Urban Development and the mortgagor on the Gold Key property in order to obtain a release from the replacement escrow reserve requirements in order to have more usable cash to operate the property with. The General Partner has a signed contract for the sale of the Gold Key property, although a firm closing date has not been established. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.


Results of Operations:
----------------------

For the quarter ended June 30, 1996, the Partnership's net loss was $23,750 or $7.58 per limited partnership unit. Net loss for the quarter ended June 30, 1995, amounted to $64,983 or $20.72 per unit. For the six month period ended June 30, 1996, the net loss was $88,186 or $28.16 per limited partnership unit as compared to $103,469 or $33.04 per limited partnership unit for the six month period ended June 30, 1995.

Partnership revenue for the quarter ended June 30, 1996 totaled $178,348, which is a decrease of $14,085 from the quarter ended June 30, 1995. The change between the two years is mostly attributable to a decrease in occupancy at Gold Key. Partnership revenues for the quarter ended June 30, 1995 were $192,433. Rental income decreased $13,410 between the two quarters. For the six month period ended June 30, 1996, Partnership revenue totaled $363,608 as compared to $378,017 for the same period in the previous year.

-----------------------------------

For the three month period ended June 30, 1996, Partnership expenses totaled $229,034, a decrease of just over $52,000 from the quarter ended June 30, 1995. For the six month period ended June 30, 1996, a decrease of approximately $24,500 was seen in expenses as compared to the same period in 1995. Decreases in payroll, repairs, maintenance, and contracted services throughout the partnership accounted for the change in operating expenses, while substantially higher advertising, legal fees and portfolio management and accounting charges resulted in higher administrative expenses. The increase in administrative expenses was primarily due to activities undertaken to increase occupancies.

The Partnership is making every effort to control/maintain property operation and administrative expenses in the immediate future, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are likely to be incurred in an attempt to improve occupancy. The property is also hoping to obtain the release of escrowed funds for use in repairing several roofs.

For the six month period ended June 30, 1996, the tax basis loss was $60,876 or $19.44 per limited partnership unit compared to a tax loss of $107,554 or $34.35 per unit for the six month period ended June 30, 1995.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
--------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
-------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Item 7 (c) - Financial Statements and Exhibits - Contract between the Partnership and Partnership Equities, Inc. dated July 16, 1996 attached.

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Form 8-K was filed July 31, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP


By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary