Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1997-01-03
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
September 30, 1996                                          2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                   16-1173249
--------------------                      ---------------------------------
(State of Formation)                      (IRS Employer Identification No.)


2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                ----     ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of September 30, 1996, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995                 3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995           4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995            5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995            6

            Statements of Partners' (Deficit) -
                  Nine Months Ended September 30, 1996 and 1995            7

            Notes to Financial Statements                                8 - 14


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS               15 - 16
            ---------------------------------------------

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                       September 30,       December 31,
                                                            1996               1995
                                                            ----               ----
ASSETS
------

Property, at cost:
     Land                                                $   182,500     $   182,500
     Land improvements                                       185,000         185,000
     Buildings                                             2,404,785       2,404,785
     Furniture and fixtures                                  164,141         164,141
                                                         -----------     -----------
                                                           2,936,426       2,936,426
     Less accumulated depreciation                         1,773,921       1,683,705
                                                         -----------     -----------
          Property, net                                    1,162,505       1,252,721

Cash                                                            --              --
Cash - security deposits                                      28,378          27,851
Escrow deposits                                              284,951         277,523
Mortgage costs, net of accumulated
     amortization of $25,358 and $21,052                     175,593         179,899
Other assets                                                   1,318          19,451
                                                         -----------     -----------

             Total Assets                                $ 1,652,744     $ 1,757,445
                                                         ===========     ===========


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                      $   234,407     $    82,399
     Mortgages payable                                     2,934,775       2,947,711
     Accounts payable and accrued expenses                   220,071         178,445
     Accounts payable - affiliates                           872,589         874,484
     Accrued interest                                         22,022          22,108
     Security deposits and prepaid rent                       36,457          42,710
                                                         -----------     -----------
             Total Liabilities                             4,320,322       4,147,857
                                                         -----------     -----------

Minority interest in consolidated
     joint venture                                           292,774         393,817
                                                         -----------     -----------

Partners' (Deficit):
     General partners                                       (792,097)       (790,336)
     Limited partners                                     (2,168,254)     (1,993,893)
                                                         -----------     -----------
            Total Partners' (Deficit)                     (2,960,351)     (2,784,229)
                                                         -----------     -----------

            Total Liabilities and Partners' (Deficit)    $ 1,652,744     $ 1,757,445
                                                         ===========     ===========

                        See notes to financial statements

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                    September 30,  September 30,
                                                         1996           1995
                                                         ----           ----

Income:
     Rental                                           $ 148,259       $ 180,213
     Interest and other income                           17,186          10,247
                                                      ---------       ---------
     Total income                                       165,445         190,460
                                                      ---------       ---------

Expenses:
     Property operations                                141,321         131,062
     Interest:
          Paid to affiliates                             18,646          19,179
          Other                                          69,664          66,477
     Depreciation and amortization                       31,507          30,594
     Administrative:
          Paid to affiliates                             24,799          22,651
          Other                                          23,276          20,036
                                                      ---------       ---------
     Total expenses                                     309,213         289,999
                                                      ---------       ---------

Loss before allocation
     to minority interest                              (143,768)        (99,539)

Loss allocated to minority interest                      55,832          31,373
                                                      ---------       ---------

Net loss                                              $ (87,936)      $ (68,166)
                                                      =========       =========

Loss per limited partnership unit                     $  (28.08)      $  (21.77)
                                                      =========       =========

Distributions per limited partnership unit            $    --         $    --
                                                      =========       =========

Weighted average number of
     limited partnership units
     outstanding                                          3,100           3,100
                                                      =========       =========



                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                    September 30,  September 30,
                                                         1996           1995
                                                         ----           ----

Income:
     Rental                                           $ 491,948       $ 541,356
     Interest and other income                           37,105          32,924
                                                      ---------       ---------
     Total income                                       529,053         574,280
                                                      ---------       ---------

Expenses:
     Property operations                                297,544         347,040
     Interest:
          Paid to affiliates                             61,913          58,071
          Other                                         202,089         199,697
     Depreciation and amortization                       94,522          91,996
     Administrative:
          Paid to affiliates                             46,656          43,552
          Other                                         103,494          76,923
                                                      ---------       ---------
     Total expenses                                     806,218         817,279
                                                      ---------       ---------

Loss before allocation
     to minority interest                              (277,165)       (242,999)

Loss allocated to minority interest                     101,043          71,364
                                                      ---------       ---------

Net loss                                              $(176,122)      $(171,635)
                                                      =========       =========

Loss per limited partnership unit                     $  (56.25)      $  (54.81)
                                                      =========       =========

Distributions per limited partnership unit            $    --         $    --
                                                      =========       =========

Weighted average number of
     limited partnership units
     outstanding                                          3,100           3,100
                                                      =========       =========





                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Nine Months    Nine Months
                                                         Ended          Ended
                                                    September 30,  September 30,
                                                           1996           1995
                                                           ----           ----

Cash flow from operating activities:
     Net loss                                           $(176,122)    $(171,635)

Adjustments to reconcile net loss to net cash
   (used in) operating activities:
     Depreciation and amortization                         94,522        91,996
     Minority interest share of net loss                 (101,043)      (71,364)
Changes in operating assets and liabilities:
     Cash - security deposits                                (527)         (280)
     Escrow deposits                                       (7,428)       (1,812)
     Other assets                                          18,133       (16,577)
     Accounts payable and accrued expenses                 41,627        48,169
     Accrued interest                                         (86)         --
     Security deposits and prepaid rent                    (6,253)       (1,350)
                                                        ---------     ---------
Net cash (used in) operating activities                  (137,177)     (122,853)
                                                        ---------     ---------

Cash flow from investing activities:
     Property additions and net cash
     provided by investing activities                        --            --
                                                        ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                       152,008       104,703
     Accounts payable - affiliates                         (1,895)       28,902
     Principal payments on mortgage(s)                    (12,936)      (11,826)
     Mortgage costs                                          --            --
                                                        ---------     ---------
Net cash provided by financing activities                 137,178       121,779
                                                        ---------     ---------

Increase (decrease) in cash                                  --          (1,074)

Cash - beginning of period                                   --           1,074
                                                        ---------     ---------

Cash - end of period                                    $    --       $    --
                                                        =========     =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $ 202,003     $ 199,697
                                                        =========     =========
                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' (DEFICIT)
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                        General             Limited Partners
                                       Partners
                                        Amount            Units        Amount
                                        ------            -----        ------

Balance, January 1, 1995             $  (788,062)          3,100    $(1,768,771)

Net loss                                  (1,716)           --         (169,919)
                                     -----------     -----------    -----------

Balance, September 30, 1995          $  (789,778)          3,100    $(1,938,690)
                                     ===========     ===========    ===========


Balance, January 1, 1996             $  (790,336)          3,100    $(1,993,893)

Net loss                                  (1,761)           --         (174,361)
                                     -----------     -----------    -----------

Balance, September 30, 1996          $  (792,097)          3,100    $(2,168,254)
                                     ===========     ===========    ===========


























                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated. For the nine month period ended September 30, 1996, Section 704(b) was applicable.

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

5.   MORTGAGES PAYABLE

     Gold Key Apartments
     -------------------

     On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $11,346. The balance of the mortgage at September 30, 1996 and 1995 was $2,934,775 and $2,951,833,
     respectively. The mortgage is secured by all of the assets of the Gold Key apartment complex.

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

     A reconciliation of the minority interest share in the Gold Key Joint Venture is as follows:

      Balance, January 1                                   $ 393,817
      Capital contribution                                      -
      Allocated loss                                        (101,043)
                                                          ----------
      Balance, September 30,                               $ 292,774
                                                          ==========

7.   RELATED PARTY TRANSACTIONS

     Management fees for the Gold Key complex are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $25,962 and $28,021 for the nine months ended September 30, 1996 and 1995, respectively.

     The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1996 and 1995.

     Accounts payable - affiliates amounted to $872,589 and $822,969 at September 30, 1996 and 1995, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable
     - affiliates totaled $28,003 and $58,071 for the nine month periods ended September 30, 1996 and 1995, respectively.

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

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $2,370 for the nine month periods ended September 30, 1996 and 1995.

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

     The reconciliation of net loss for the nine month periods ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                               September 30,      September 30,
                                                   1996              1995
                                                   ----              ----
      Net loss -
           Statement of operations              $ (176,122)       $ (171,635)
      (Add to)  deduct from:
           Difference in depreciation               29,322          ( 10,875)
           Difference in amortization                 -                3,878
           Difference in bad debt reserve           16,140             2,360
           Tax adjustment - Joint Venture         (  4,497)            1,050
                                                ----------        ----------
      Net loss for tax purposes                 $ (135,157)       $ (175,222)
                                                ==========        ==========

     The reconciliation of partners' (deficit) at September 30, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                           September 30,            December 31,
                                                1996                    1995
                                                ----                    ----

      Partners' (Deficit) - balance sheet $ (2,960,351)           $  (2,784,229)
       Add to (deduct from):
            Accumulated difference in
            depreciation                    (  966,348)              (  995,670)
            Accumulated amortization           240,000                  240,000
            Syndication fees                   248,000                  248,000
            Reserve for bad debts               56,172                   40,032
             Tax Basis Adjustment
             - Joint Venture                   (21,582)                 (17,085)
            Other                              (14,080)                 (14,080)
                                          ------------             ------------

       Partners' (Deficit) - tax return   $ (3,418,189)            $ (3,283,032)
                                          ============             ============


9.   PENDING SALES

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

       PART II:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The Partnership had another poor quarter financially with losses amounting to more than was projected. The General Partner continues to advance funds to the Partnership, although under no obligation to do so. As of September 30, 1996 the General Partner has advanced $872,589, all of which is payable on demand. There is no assurance that the General Partner will continue to fund the operations and cash shortfalls of this partnership.

The Partnership did not make any distributions during the nine month periods ending September 30, 1996 and 1995, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. As was the case in previous quarters during the current year, the General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning their mortgages. The General Partner has been fortunate to receive a release of funds from the property's replacement escrow reserve from the United States Department of Housing and Urban Development and the mortgagor on the Gold Key property. This is seen as a short-term fix and provided the additional cash needed to operate the property; management is hoping that both HUD and the mortgagor will continue to assist until such time as occupancy increases or the pending sale of the property takes place. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

Results of Operations:
----------------------

For the quarter ended September 30, 1996, the Partnership's net loss was $87,936 or $28.08 per limited partnership unit. Net loss for the quarter ended September 30, 1995, amounted to $68,166 or $21.77 per unit. For the nine month period ended September 30, 1996, the net loss was $176,122 or $56.25 per limited partnership unit as compared to $171,635 or $54.81 per limited partnership unit for the nine month period ended September 30, 1995.

Partnership revenue for the quarter ended September 30, 1996 totaled $165,445, which is a decrease of $25,015 from the quarter ended September 30, 1995. The change between the two years is primarily attributable to a decrease in occupancy at Gold Key; the property has also incurred some collection problems, which management is currently looking into. Partnership rental income for the quarter ended September 30, 1996 was $148,259. Rental income decreased $31,954 between the quarter ended September 30, 1996 and 1995. For the nine month period ended September 30, 1996, Partnership revenue totaled $529,053 as compared to $574,280 for the same period in the previous year.

-----------------------------------

For the three month period ended September 30, 1996, Partnership expenses totaled $309,213, an increase of just over $19,000 from the quarter ended September 30, 1995, and an increase of slightly over $80,000 from the previous quarter in 1996. For the nine month period ended September 30, 1996, a decrease of approximately $11,000 was seen in expenses as compared to the same period in 1995. As was true last quarter, decreases in payroll, repairs and maintenance and contracted services throughout the partnership continue to result in decreases in operating expenses, while substantially higher advertising, legal fees and portfolio management and accounting charges resulted in higher administrative expenses. The increase in administrative expenses was primarily due to activities, such as more aggressive advertising campaigns, undertaken to increase occupancies.

The Partnership expects to keep incurring higher than "normal" property operations expenses in the near future due to the costs associated with preparing units for new tenants (i.e. cleaning, painting, appliance and carpeting costs). Although this work is necessary in order to lease up the apartment complex, management is trying to control expenditures so as not to worsen the cash flow situation of the Partnership. For example, management has been able to obtain large price discounts on paint and carpeting through negotiations with large national companies. Additionally, management has been taking advantage of a surplus in its replacement escrow to fund some capital improvements at the property.

For the nine month period ended September 30, 1996, the tax basis loss was $135,157 or $43.16 per limited partnership unit compared to a tax loss of $175,222 or $55.96 per unit for the nine month period ended September 30, 1995.

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

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Reports on Form 8-K - None.

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