Form 10-K
period 1996-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1997-03-31
CIK 312982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

     ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1996

     (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
              REQUIRED)

                         Commission file number 2-65391

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                    16-1173249
------------------------                    ---------------------------------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road - Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)
Registrant's Telephone Number:  (716) 636-9090

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE

       See Page 11 for a list of all documents incorporated by reference.

                                     PART I


ITEM 1:  BUSINESS
-----------------

     The Registrant, Realmark Property Investors Limited Partnership (the "Partnership"), is a Delaware Limited Partnership organized in 1979 pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership
Agreement"),   under  the  Delaware   Uniform  Limited   Partnership   Act.  The
Partnership's Corporate General Partner is Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and it's Individual General Partner is Joseph M. Jayson (the "Individual General Partner").

     The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on March 26, 1981, and concluded the offering on December 31, 1981, having raised a total of $3.1 million before sales commissions and expenses of the offering.

     The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital; and (4) achieve a build-up of equity through the reduction of mortgage loans.

     The Partnership's one remaining apartment complex, acquired in 1981, is located in Englewood, Ohio. The surrounding community continues to be marked by relatively stable occupancy rates and minimal construction. Physical occupancy at Carriage House of Englewood (formerly Gold Key Village Apartments) for 1996 was 83%, for 1995 was 92% and for 1994 occupancy was at 95%. As the only property in the Partnership, Carriage House of Englewood accounts for all of the revenue generated by the Partnership.

     The business of the Partnership is not seasonal. As of December 31, 1996, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.

     Carriage House of Englewood is currently managed by Realmark Corporation, an affiliate of the Corporate General Partner.


ITEM 2:  PROPERTIES
-------------------

     As of December 31, 1996, the Partnership continued to own and operate Carriage House of Englewood (formerly the Gold Key Village Apartments). Purchased in November 1981, Carriage House of Englewood, located in Englewood, Ohio, is a 144 unit rental complex consisting of 24 buildings and recreational facilities on 9.6 acres of land. Realmark Corporation, an affiliate of the General Partners, has managed the complex since March 1, 1984.

     On May 5, 1992, the Partnership refinanced its two mortgages with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The outstanding mortgage balance at December 31, 1996 was $2,930,266.

     On the same date, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership VI A (RPILP VI A) for the purpose of operating Carriage House of Englewood. Under the terms of the joint venture agreement, the Partnership contributed the property net of the mortgage and RPILP VI A contributed $497,911. The agreement provided for the income, loss, cash flow, and sale or refinancing proceeds to be allocated 68% to the Partnership and 32% to RPILP VI A. On March 1, 1993, RPILP VI A contributed an additional $125,239, changing the allocation percentages to 60% to the Partnership and 40% to RPILP VI A.


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

     The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     None.


                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     The Partnership did not make any distributions during 1996, 1995 or 1994 and management does not anticipate making any distributions until Carriage House of Englewood is sold and all Partnership obligations are satisfied. Unless there is significant improvement in the overall property performance, it remains unlikely that the investors will receive any of the proceeds from sale.

     As of December 31, 1996, there were 421 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------


                                          Realmark Properties Investors Limited Partnership
                                          ----------------------------------------------------

                                       Year Ended     Year Ended       Year Ended      Year Ended     Year Ended
                                     Dec. 31, 1996   Dec. 31, 1995    Dec. 31, 1994   Dec. 31, 1993  Dec. 31, 1992
                                     -------------   -------------    -------------   -------------  -------------
Total assets                            1,653,163       1,757,445       1,864,870       2,007,503       2,098,072
                                       ==========      ==========      ==========      ==========      ==========

Notes payable and
  Long-term obligations                 2,930,266       2,947,711       2,963,659       2,978,240       2,991,570
                                        =========       =========       =========       =========       =========
_________________________________________________________________________________________________________________

Revenue                                   685,142         765,363         744,192         723,783         678,998

Expenses                                1,068,126       1,084,592         993,203         884,131         976,222
                                       ----------      ----------      ----------      ----------      ----------

Loss before allocation
  to minority interest and
  extraordinary item                     (382,984)       (319,229)       (249,011)       (160,348)       (297,224)

Loss allocated to
  Minority Interest                       119,637          91,833          70,183          33,636          33,681
                                       ----------      ----------      ----------      ----------      ----------

Loss before
  extraordinary item                     (263,347)       (227,396)       (178,828)       (126,712)       (263,543)

Extraordinary item - gain
  on retirement of debt                      --              --              --              --            91,035
                                       ----------      ----------      ----------      ----------      ----------

Net Loss                                 (263,347)       (227,396)       (178,828)       (126,712)       (172,508)
                                       ==========      ==========      ==========      ==========      ==========
_________________________________________________________________________________________________________________

Net cash (used in)
  provided by operating
  activities                             (271,721)       (134,649)        (71,690)       (122,857)       (166,152)

Principal payments on
  long-term debt                          (17,445)        (15,948)        (14,581)        (13,330)         (6,230)
                                       ----------      ----------      ----------      ----------      ----------

Net cash used in
  operating activities
  less principal payments
  on long-term debt                      (289,166)       (150,597)        (86,271)       (136,187)       (172,382)
                                       ==========      ==========      ==========      ==========      ==========

Loss per limited partnership unit:
  Before extraordinary item                (84.10)         (72.62)         (57.11)         (40.47)         (84.16)

Extraordinary item                           --              --              --              --             29.07
                                       ----------      ----------      ----------      ----------      ----------

Loss per limited
  partnership unit                         (84.10)         (72.62)         (57.11)         (40.47)         (55.09)
                                       ==========      ==========      ==========      ==========      ==========

Weighted average
  number of limited
  units outstanding                         3,100           3,100           3,100           3,100           3,100
                                       ==========      ==========      ==========      ==========      ==========
_________________________________________________________________________________________________________________

ITEM 7:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITIONS  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity and Capital Resources:
--------------------------------

     The Partnership continues to incur cash flow deficits and large losses from operations as it has in prior years. During 1996, the Corporate General Partner and its affiliates continued to advance funds to the Partnership whenever it was necessary to cover its shortfalls. The General Partner is under no obligation to advance funds to the Partnership, and there is no assurance that such advances will continue. As of December 31, 1996, the Corporate General Partner advances totaled $784,461, all of which is payable on demand and accruing interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1996 and 1995. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner advances, no distributions are anticipated.

     The Partnership's one remaining property, Carriage House of Englewood (formerly Gold Key Apartments) came under contract for sale during July 1996. The sale is subject to a number of contingencies and is cancelable at any time by the buyer. Until such time as all of the buyers due diligence is performed, no closing date can be established. The Partnership has received as of December 31, 1996 non-refundable deposits on the sale of this property totaling $220,000, which includes a note for $47,200. The Corporate General Partner feels the pending sale is in the best interest of the Limited Partners, although at this date, it appears highly unlikely that the Limited Partners will receive any proceeds from the sale due to the amount of the Partnership's liabilities.

     During 1996, management was successful in securing the release of funds from the property's replacement escrow reserve from the United States Department of Housing and Urban Development (HUD) and the mortgagor on the property. The additional cash was used to fund operations and to do needed capital improvements to the property, such as roofing repairs and interior and exterior painting. Although HUD and the mortgagor have assisted the Partnership through the release of the escrowed funds, unless the property shows significant improvement in occupancy and collections, as well as a decrease in expenses, the property could be in a position to default on its mortgage, thus throwing it into a foreclosure. With this in mind, the Corporate General Partner is aggressively attempting to close on the pending sale, as well as continuing to market the property to other buyers.

     Management has once again implemented corrective action plans in response to the going concern consideration discussed in Note 9 to the financial statements, as well as to deal with the HUD noncompliance detailed in the notes to the financial statements. These plans include tighter cash management through the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. Additionally, tighter credit policies have been put into place as a means of avoiding the collection problems which the property incurred during the past several years. The HUD noncompliance detailed in the notes technically puts the Partnership in default of the mortgage which could result in fines or interest charges being levied, or the take over of the property by HUD. A concerted effort at correcting the noncompliance will hopefully lead to the ultimate cure of such default.

Results of Operations:
----------------------

     For the year ended December 31, 1996, the Partnership incurred a net loss of $263,347 or $84.10 per limited partnership unit. This is a slight increase from the year ended December 31, 1995 which resulted in a loss of $227,396 or $72.62 per limited partnership unit, and a considerable increase over the loss incurred in the year ended December 31, 1994 which was $178,828 or $57.11 per limited partnership unit.

ITEM 7:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITIONS  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS (Con't.)
------------------------------

Results of Operations (Con't.):
-------------------------------

     Partnership revenues for the year ended December 31, 1996 totaled $685,142; this consisted of rental income of $640,124 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $45,018. Although other income remained fairly constant as compared to the year ended December 31, 1995 and increased approximately 18% in comparison to the year ended December 31, 1994, there was a drastic decrease in rental revenues which totaled $717,713 in 1995 and $705,970 in 1994. The decrease in rental income is related to the drop in occupancy at Carriage House of Englewood which was considerable during 1996. Physical occupancy averaged 83% during the year ended December 31, 1996, although it saw lows of 70% at points during the year, as compared to occupancy averages of 92% and 95% for the years ended December 31, 1995 and 1994, respectively. At the end of 1996, the property began to see improved occupancy; management continues to focus additional and continual effort on increasing occupancy, as well as decreasing delinquencies.

     Partnership expenses for the year ended December 31, 1996 totaled $1,068,126, a decrease of slightly over $16,000 from those of 1995, but not yet returned to the level of 1994 which were $993,203. Decreases in payroll, repairs and maintenance and contracted services throughout the partnership continue to result in decreases in operating expenses, while substantially higher advertising, legal fees and portfolio management and accounting charges resulted in higher administrative expenses. The increase in administrative expenses was primarily due to activities, such as more aggressive advertising campaigns, undertaken to increase occupancies. Interest expense remained almost exactly the same as the previous year, and increased slightly as compared to 1994 due to the higher carrying value of the loan from affiliates between the two years.

     The Partnership expects to incur higher than "normal" property operations expenses in the near future due to the costs associated with preparing units for new tenants (i.e. cleaning, painting, appliance and carpeting costs), as well as due to costs to be incurred to physically improve the exterior of the complex. Although this work is necessary in order to lease up the apartment complex, management is trying to control expenditures so as not to worsen the cash flow situation of the Partnership. For example, management has been able to obtain large price discounts on paint, carpeting and appliances through negotiations with large national companies, such as Whirlpool. It is hoped that by improving the property's appearance and through continual maintenance of the interior and exterior of the buildings that new tenants will be attracted, thus increasing revenues. Tenant retention also is seen as a means of controlling both operating and administrative expenses.

     For the year ended December 31, 1996, the tax basis loss was $183,920 or $58.74 per limited partnership unit compared to a tax loss of $194,584 or $62.14 per unit for the year ended December 31, 1995 and a tax loss of $196,138 or $62.64 per limited partnership unit for the year ended December 31, 1994. The Partnership agreement provides for the taxable income or losses to be allocated 99% to the Limited Partners and 1% to the General Partners. Through the year ended December 31, 1986 and for the years ended December 31, 1991 and 1996, taxable income or losses were allocated in accordance with this provision. For the years 1987 through 1990, and 1992 through 1995, the Partnership was required to reallocate taxable losses in accordance with the provisions of Section 704(b) of the Internal Revenue Code. In general, Section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such circumstances, the IRS code requires that the General Partner(s) bear a greater portion of the economic loss than that which would be allocated pursuant to the Partnership agreement and, therefore, the loss must be reallocated.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     Listed under Item 14 of this report.


ITEM 9:  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1996, are listed below. Each director is subject to election on an annual basis.


                                                                   Year First
Name                Title of All Positions Held with Company    Elected Director
----                ----------------------------------------    ----------------

Joseph M. Jayson         President and Director                      1979

Judith P. Jayson         Vice-President and Director                 1979

Michael J. Colmerauer    Secretary

      Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice-President and Director of Realmark Properties, Inc., are married to each other.

     The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

      Joseph M. Jayson, age 58, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 34 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

      Judith P. Jayson, age 57, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

      Michael J. Colmerauer, age 39, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

     No direct remuneration was paid or payable by the Partnerships to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1996, 1995 or 1994, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the fiscal years ended December 31, 1996, 1995 or 1994.

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994, the compensation paid or accrued as payable by the Partnership, directly or indirectly, to affiliates of the General Partners:

                                                                               Amounts
     Entity Receiving                       Type of                            -------
        Compensation                   Compensation          1996               1995           1994
        ------------                   ------------          ----               ----           ----
Realmark Properties, Inc.    Interest charged on
(The Corporate General       accounts payable -
Partner)                     affiliates                 $      84,692    $     83,159   $     72,083
                                                        -------------    ------------   ------------

                             Reimbursement for
                             allocated partnership
                             administration expenses:
                               Investor Services Fees           1,958           1,881          2,020
                               Brokerage Fees                   2,677           3,175          2,451
                               Portfolio Management
                                 & Accounting Fees             14,677           8,118         15,043

Realmark Corporation         Property Management Fees          33,678          37,930         36,939
                             Computer Service Fees              3,030           3,030          3,024
                                                        -------------    ------------    -----------
                                                               56,020          54,134         59,477
                                                        -------------    ------------    -----------

                                                        $    140,712     $    137,293    $   131,560
                                                        ============     ============    ===========

     The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 9% of adjusted cash flow (as defined in the Partnership Agreement). This fee is subordinated to the receipt by the limited partners of a non-cumulative annual cash return equal to 7% on the average of their adjusted capital contributions (as defined in the Partnership Agreement). Since the limited partners have not received a 7% return on their average capital balances, this fee has not been paid to the General Partner or accrued by the Partnership. The General Partners are entitled to 1% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     Additionally, the Partnership's share of net proceeds arising from a sale or refinancing shall be distributed first to the Limited Partners in amounts equivalent to a 7% return on their average adjusted capital balances, plus an amount equal to their capital contributions, then to all partners in amounts equal to their respective positive capital account balances. The partnership's share of additional proceeds, after property disposition fees, shall then be allocated to the Limited Partners in an amount equivalent to 5% of their average adjusted capital balances and the remainder, if any, in the ratio of 90% to the Limited Partners and 10% to the General Partners. The Partnership's share of income arising from the sale or refinancing shall be allocated in the same manner as the proceeds are to be distributed, except that the General Partners are to be allocated at least 1% of the income.

     The Corporate General Partner is also allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 9% of the gross proceeds of the offering applicable to the property or 50% of normal rates, subordinated to: (i) the payment to the Limited Partners of a cumulative annual return (not compounded) equal to 7% on their average adjusted capital balances; (ii) the repayment to the Limited Partners of a cumulative amount equal to their capital contributions; and (iii) the payment to all partners of an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the preceding clauses (i) and (ii). Inasmuch as these conditions have not been met, no amounts have been recorded with regard to the sale of Clarewood and Gallery. See also Notes 1 and 4 to the financial statements.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. Excluding the General Partner's Interest in the Partnership ($1,000 initial capital contribution), the General Partners, as of December 31, 1996, owned no units of Limited Partnership interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     (a)  Transactions with Management and Others
          ---------------------------------------

          All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 4 and 7 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
----------------------------------------------------------------------------

     (a)  Financial Statements and Schedules
          ----------------------------------

          Financial Statements                                     Page

          (i)  Independent Auditors' Report                         13

          (ii) Balance Sheets as of December 31, 1996
               and 1995                                             14

          (iii) Statements of Operations for years ended
               December 31, 1996, 1995 and 1994                     15

          (iv) Statements of Partners' Deficit for years
               ended December 31, 1996, 1995 and 1994               16

          (v)  Statements of Cash Flows for years ended
               December 31, 1996, 1995 and 1994                     17

          (vi) Notes to Financial Statements                      18 - 24


     Financial Statement Schedule
     ----------------------------

         (i)   Schedule III - Real Estate and Accumulated
               Depreciation                                       25 - 26

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         (b)   Reports on Form 8-K
               -------------------

               None

         c)    Exhibits

4.     Instruments defining the rights of security holder, including indentures.

         (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed March 26, 1981 and subsequently amended incorporated herein by reference.

ITEM 14:  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND  REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
(Con't.)
--------

10.     Material contracts.

        (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

        (b) Property sales agreement with unrelated third-party included with the third quarter Form 10Q incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership's failure to meet its Department of Housing and Urban Development regulatory agreement requirements, its recurring losses from operations and its partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE, LLP
Buffalo, New York
March 25, 1997

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


Assets                                                        1996             1995
------                                                        ----             ----

Property, at cost (assets held for sale, see Note 3):
  Land                                                    $   182,500      $   182,500
  Land improvements                                           185,000          185,000
  Buildings                                                 2,413,805        2,404,785
  Furniture, fixtures and equipment                           164,141          164,141
                                                          -----------      -----------
                                                            2,945,446        2,936,426
  Less accumulated depreciation                             1,753,995        1,683,705
                                                          -----------      -----------
      Property, net                                         1,191,451        1,252,721
                                                          -----------      -----------

Cash - security deposits                                       29,406           27,851
Escrow deposits                                               187,815          277,523
Note receivable                                                47,200             --
Mortgage costs - net of accumulated amortization
  of $26,794 in 1996 and $21,052 in 1995                      174,157          179,899
Other assets                                                   23,134           19,451
                                                          -----------      -----------

           Total Assets                                   $ 1,653,163      $ 1,757,445
                                                          ===========      ===========


Liabilities and Partners' (Deficit)

Liabilities:
  Cash overdraft                                          $   208,100      $    82,399
  Mortgage payable                                          2,930,266        2,947,711
  Accounts payable and accrued expenses                       229,897          178,445
  Accounts payable - affiliates                               784,461          874,484
  Non-refundable deposits on sale of property                 220,000             --
  Accrued interest                                             21,977           22,108
  Security deposits and prepaid rent                           31,858           42,710
                                                          -----------      -----------
           Total Liabilities                                4,426,559        4,147,857
                                                          -----------      -----------

Minority interest in consolidated joint venture               274,180          393,817
                                                          -----------      -----------

Partners' (Deficit):
  General partners                                           (792,969)        (790,336)
  Limited partners                                         (2,254,607)      (1,993,893)
                                                          -----------      -----------
           Total Partners' (Deficit)                       (3,047,576)      (2,784,229)
                                                          -----------      -----------

           Total Liabilities and Partners' (Deficit)      $ 1,653,163      $ 1,757,445
                                                          ===========      ===========


                             See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996             1995            1994
                                                   -----------       -----------      -----------
Income:
  Rental                                           $   640,124      $   717,713      $   705,970
  Interest and other                                    45,018           47,650           38,222
                                                   -----------       -----------      -----------
  Total income                                         685,142          765,363          744,192
                                                   -----------       -----------      -----------

Expenses:
  Property operations                                  450,675          455,991          389,870
  Interest:
    Paid to affiliates                                  84,692           83,159           72,083
    Other                                              264,455          265,963          267,340
  Depreciation and amortization                         76,032          123,813          123,231
  Administrative:
    Paid to affiliates                                  56,020           54,134           59,477
    Other                                              136,252          101,532           81,202
                                                    -----------      -----------      -----------
  Total expenses                                     1,068,126        1,084,592          993,203
                                                    -----------      -----------      -----------

Loss before allocation to minority interest           (382,984)        (319,229)        (249,011)

Loss allocated to minority interest                    119,637           91,833           70,183
                                                    -----------      -----------      -----------

Net loss                                           $  (263,347)     $  (227,396)     $  (178,828)
                                                   ============      ===========      ===========

Loss per limited partnership unit                  $    (84.10)     $    (72.62)     $    (57.11)
                                                   ===========      ===========      ===========


Weighted average number of limited partnership
  units outstanding                                      3,100            3,100            3,100
                                                   ===========      ===========      ===========




                                            See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         General           Limited Partners
                                        Partners           -----------------
                                         Amount          Units         Amount

Balance, January 1, 1994             $   786,274)    $     3,100    $(1,591,731)

Net loss                                  (1,788)           --         (177,040)
                                     -----------     -----------    -----------

Balance, December 31, 1994              (788,062)          3,100     (1,768,771)

Net loss                                  (2,274)           --         (225,122)
                                     -----------     -----------    -----------

Balance, December 31, 1995              (790,336)          3,100     (1,993,893)

Net loss                                  (2,633)           --         (260,714)
                                     -----------     -----------    -----------

Balance, December 31, 1996              (792,969)          3,100     (2,254,607)
                                     ===========     ===========    ===========






                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996         1995         1994
                                                        ----         ----         ----
Cash flows from operating activities:
  Net loss                                            $(263,347)   $(227,396)   $(178,828)
  Adjustments to reconcile net loss to net cash
    flow used in operating activities:
    Depreciation and amortization                        76,032      123,813      123,231
    Minority interest share of net loss                (119,637)     (91,833)     (70,183)
  Changes in operating assets and liabilities:
    Cash - security deposits                             (1,555)        (686)        (669)
    Other assets                                         (3,683)      (3,483)       3,005
    Accounts payable and accrued expenses                51,452       62,995       36,316
    Accrued interest                                       (131)        (119)        (110)
    Security deposits and prepaid rent                  (10,852)       2,060       15,548
                                                      ---------    ---------    ---------
Net cash used in operating activities                  (271,721)    (134,649)     (71,690)
                                                      ---------    ---------    ---------

Cash flows from investing activities:
  Decrease (increase) in escrow deposits                 89,708          841       (1,004)
  Property additions                                     (9,020)     (14,134)        --
                                                      ---------    ---------    ---------
Net cash provided by (used in) investing activities      80,688      (13,293)      (1,004)
                                                      ---------    ---------    ---------

Cash flows from financing activities:
  Increase in cash overdraft                            125,701       82,399         --
  (Decrease) increase in accounts
    payable - affiliates                                (90,023)      80,417       69,205
  Mortgage payments                                     (17,445)     (15,948)     (14,581)
  Deposits received on sale of property                 172,800         --           --
                                                      ---------    ---------    ---------
Net cash provided by financing activities               191,033      146,868       54,624
                                                      ---------    ---------    ---------

Increase (Decrease) in cash                                --         (1,074)     (18,070)

Cash - beginning of year                                   --          1,074       19,144
                                                      ---------    ---------    ---------

Cash - end of year                                    $    --      $    --      $   1,074
                                                      =========    =========    =========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid for interest                              $ 264,586    $ 266,082    $ 267,450
                                                      =========    =========    =========


During 1996, the Partnership  received a deposit of $220,000  representing  cash totaling
$172,800  and a note  receivable  totaling  $47,200  related to the  pending  sale of the
Carriage House of Englewood.


                            See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994


1.   FORMATION AND OPERATION OF PARTNERSHIP:
     ---------------------------------------

     Realmark Property Investors Limited Partnership (the "Partnership"), a Delaware Limited Partnership, was formed on August 28, 1979, to invest in a diversified portfolio of income producing real estate.

     In March 1981, the Partnership commenced the Public Offering of Units of Limited Partnership Interest. On December 31, 1981 the offering was concluded, at which time 3,100 units of Limited Partnership Interest were outstanding. The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. (JMJ) and Mr. Joseph M. Jayson, the sole shareholder of JMJ. Under the Partnership Agreement, the General Partners and affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (See Note 4).

     The Partnership agreement provides for the Partnership's share of taxable income or losses of the Partnership to be allocated 99% to the Limited Partners and 1% to the General Partners. Through December 31, 1986 and for 1991 and 1996, taxable income or losses were allocated in accordance with this provision. For the years 1987 through 1990, and 1992 through 1995, the Partnership was required to reallocate losses in accordance with Internal Revenue Section 704(b). In general, section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such instances the IRS code requires that the General Partner bears a greater portion of the economic loss than that which would be allocated pursuant to the Partnership Agreement and, therefore, the loss must be reallocated.

     The Partnership's share of gains or losses arising from the sale or refinancing of properties shall be allocated 99% to the Limited Partners and 1% to the General Partners. The Partnership's share of net proceeds arising from a sale or refinancing shall be distributed first to the Limited Partners in amounts equivalent to a 7% return on their average adjusted capital balances, plus an amount equal to their capital contributions, then to all partners in amounts equal to their respective positive capital account balances. The partnership's share of additional proceeds, after property disposition fees, shall then be allocated to the Limited Partners in an amount equivalent to 5% of their average adjusted capital balances and the remainder, if any, in the ratio of 90% to the Limited Partners and 10% to the General Partners. The Partnership's share of income arising from the sale or refinancing shall be allocated in the same manner as the proceeds are to be distributed, except that the General Partners are to be allocated at least 1% of the income.

     On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI A (RPILP VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. The joint venture is further described in Footnote 7.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

     a)   Use of  Estimates
          -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b)   Cash
          ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand and cash in checking and money market savings.

     c)   Cash-Security Deposits
          ----------------------

     Cash-security deposits represents cash on deposit in accordance with the HUD regulatory agreement for the property which has a HUD mortgage.

     d)   Escrow Deposits
          ---------------

     Escrow deposits represent cash which is restricted for the payment of property taxes or for repairs and replacements in accordance with the mortgage agreement.

     e)   Mortgage Costs
          --------------

     Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the term of the mortgage using the straight-line method.

     f)   Property and Depreciation
          -------------------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, and totaled $70,290, $118,072 and $117,489 for the years ended December 31, 1996, 1995 and 1994, respectively. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. The Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. See further discussion at Footnote 3.

     g)   Minority Interest in Consolidated Joint Venture
          -----------------------------------------------

     The minority interest in a consolidated joint venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ----------------------------------------------------

     h)   Rental Income
          -------------

     All rental income is derived from one residential rental property. The outstanding leases with respect to this property are for terms of one year or less. The rental income is recognized as earned according to the terms of the leases.

     i)   Loss Per Limited Partnership Unit
          ---------------------------------

     The loss per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     j.)  Accrued Rent Receivable
          -----------------------

     Due to the nature of accrued rent receivable, all such receivables are fully reserved for at December 31,1996 and 1995.


3.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY:
     -----------------------------------------------

     In November 1981, the Partnership acquired a 144 unit apartment complex (Carriage House of Englewood, formerly Gold Key Village Apartments) located in Englewood, Ohio, for a purchase price of $2,860,754, which included $191,872 in acquisition fees.

     In July, 1982, the Partnership acquired a 99 unit apartment complex (Clarewood) located in Lafayette, Louisiana, for a purchase price of $2,428,834, which included $134,992 in acquisition fees.

     In July, 1982, the partnership acquired a 155 unit apartment complex (Gallery) located in Lafayette, Louisiana, for a purchase price of $3,546,653, which included $197,987 in acquisition fees.

     In October, 1989, the partnership sold Clarewood and Gallery for a combined price of $4,647,516, which generated a total net gain for financial statement purposes of $1,209,194.

     In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,191,451. Carriage House of Englewood incurred a loss of $299,092 for the year ended December 31, 1996. Management has determined that a sale of the property is in the best interest of the investors. As of December 31, 1996, an agreement, cancelable by the buyer, has been signed with an anticipated sales price of $3,700,000.

     In connection with the pending sale, the Partnership has received $220,000 in non-refundable deposits, of which $47,200 is represented by a note receivable from the buyer.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)



3.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (Con't.):
     --------------------------------------------------------

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $44,000.

4.   RELATED PARTY TRANSACTIONS:
     ---------------------------

     Management fees for the properties are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $33,678, $37,930 and $36,939 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Accounts payable to affiliates, which are payable on demand, amounted to $784,461 and $874,484 at December 31, 1996 and 1995, respectively. The payables represent fees due and advances from the General Partner or an affiliate of the General Partners. Interest is charged on accounts payable-affiliates at an annual rate of 11%. Such amounts totaled $84,692, $83,159 and $72,083 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Pursuant to the Partnership Agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, printing, mailing, travel and communication costs related to Partnership accounting, partner communications and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $19,312, $13,174 and $19,514 in 1996, 1995 and 1994, respectively.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $3,030, $3,030 and $3,024 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Corporate General Partner is allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 9% of the gross proceeds of the offering applicable to the property or 50% of normal rates, subordinated to: (i) the payment to the Limited Partners of a cumulative annual return (not compounded) equal to 7% on their average adjusted capital balances; (ii) the repayment to the Limited Partners of a cumulative amount equal to their capital contributions; and (iii) the payment to all partners of an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the preceding clauses (i) and (ii). Inasmuch as these conditions have not been met no amounts have been recorded with regard to the sale of Clarewood and Gallery.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)

5.   MORTGAGE PAYABLE:
     -----------------

     Carriage House of Englewood
     ---------------------------

     On May 5, 1992, the partnership's first and second mortgages on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800, due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $11,346. The balance of the mortgage at December 31, 1996 and 1995 was $2,930,266 and $2,947,711, respectively.

     The mortgage is secured by all of the assets of Carriage House of Englewood.

     The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership.

     As discussed in Note 9 to the Financial Statements, the Partnership currently is not in compliance with certain requirements of the HUD regulatory agreement.

     Maturities of the mortgage for each of the next five years and thereafter are as follows:

       1997                                      $     19,080
       1998                                            20,871
       1999                                            22,829
       2000                                            24,970
       2001                                            27,312
       Thereafter                                   2,815,204
                                                 ------------
       TOTAL                                     $  2,930,266
                                                 =============


6.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     The fair value of the mortgage payable, which has a carrying value of $2,930,266 at December 31, 1996, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market. See Note 5 for a description of the terms of the mortgage payable.

                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
                     ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)



7. MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE:

     On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI A (RPILP VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. Under the original terms of the agreement, RPILP VI A contributed $497,911, with the Partnership contributing the property net of the first mortgage. On March 1, 1993, RPILP VI A contributed an additional $125,239 to the joint venture. The amended joint venture agreement provides that any income, loss, gain, cash flow or sale proceeds be allocated 60% to the Partnership and 40% to RPILP VI A. The net loss from the date of inception has been allocated to the minority interest as described above and has been recorded as a reduction of the capital contribution.

     A reconciliation of the minority interest share in Carriage House of Englewood Joint Venture is as follows:



                                       1996         1995
                                    ---------    ---------

       Balance, beginning of year   $ 393,817    $ 485,650
       Allocated loss                (119,637)     (91,833)
                                    ---------    ---------

       Balance, end of year         $ 274,180    $ 393,817
                                    =========    =========



8.   INCOME TAXES:
     -------------

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions, may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

     The reconciliation of Partners' Deficit for the years ended December 31, 1996, 1995 and 1994, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                      1996           1995           1994
                                                  -----------    -----------    -----------
       Partners' Deficit - Balance Sheet          $(3,047,576)   $(2,784,229)   $(2,556,833)
       Add to (deduct from):
         Accumulated difference in depreciation      (960,555)      (995,670)    (1,034,765)
         Accumulated amortization of
           mortgage discount                          240,000        240,000        240,000
         Syndication costs                            248,000        248,000        248,000
         Reserve for bad debts                         68,553         40,032         35,039
         Other                                          1,711        (14,080)        (8,800)
         Tax basis adjustment - Joint Venture         (17,085)       (17,085)       (11,089)
                                                  -----------    -----------    -----------

       Partners' Deficit - tax return purposes    $(3,466,952)   $(3,283,032)   $(3,088,448)
                                                  ===========    ===========    ===========

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                         1996           1995           1994
                                                  -----------    -----------    -----------
       Partners' Deficit - Balance Sheet          $(3,047,576)   $(2,784,229)   $(2,556,833)
       Add to (deduct from):
         Accumulated difference in depreciation      (960,555)      (995,670)    (1,034,765)
         Accumulated amortization of
           mortgage discount                          240,000        240,000        240,000
         Syndication costs                            248,000        248,000        248,000
         Reserve for bad debts                         68,553         40,032         35,039
         Other                                          1,711        (14,080)        (8,800)
         Tax basis adjustment - Joint Venture         (17,085)       (17,085)       (11,089)
                                                  -----------    -----------    -----------

       Partners' Deficit - tax return purposes    $(3,466,952)   $(3,283,032)   $(3,088,448)
                                                  ===========    ===========    ===========


9.   GOING CONCERN CONSIDERATIONS:

     On May 5, 1992, the Partnership obtained a mortgage guaranteed by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As of December 31, 1996 the partnership was not in compliance with several of these regulations including those restricting commingling of funds.

     The consequences of the noncompliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

     Given the uncertainty surrounding the outcome of the noncompliance, the Partnership's recurring losses from operations, and partners' deficit, substantial doubt exists about the Partnership's ability to continue as a going concern. Management is currently negotiating a sale of the Partnership's assets as described in Footnote 3, and has responded to HUD regarding the aforementioned noncompliance including its intentions to remedy the situation.





                                    * * * * *

SCHEDULE III


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


                            Initial Cost to                           Gross amounts at which
                             Partnership                            Carried at Close of Period
                  ----------------------------------              ---------------------------------
                                                          Cost
                                                       Capitalized
                                          Buildings    Subsequent             Buildings
       Property                              and           to                    and         (1)(2)
     Description  Encumbrances    Land   Improvements  Acquisition   Land    Improvements    Total

Carriage House of
  Englewood
  Dayton, OH       $ 2,930,266  $ 182,500  $ 2,526,254  $ 72,551   $ 182,500  $ 2,598,805  $ 2,781,305




_______________________________________________________________________________________________________



                                                           Life on Which
                                                            Depreciation
                                                              In Latest
                        (3)(4)                                Statement
       Property       Accumulated   Date of         Date    Of Operations
     Description     Depreciation  Construction  Acquired    Is Computed

Carriage House of
  Englewood
  Dayton, OH          $ 1,596,577      1971        11/81     15 - 25 Years


(1)  The aggregate cost for Federal income tax purposes is $2,781,305.


(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1996, 1995 and 1994 follows:

                                           1996         1995         1994
                                        ------------------------------------
       Balance at beginning of period   $2,772,285   $2,766,285   $2,766,285
       Additions                             9,020        6,000         --
                                        ----------   ----------   ----------
       Balance at end of period         $2,781,305   $2,772,285   $2,766,285
                                        ==========   ==========   ==========


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 follows:


                                           1996         1995         1994
                                        ------------------------------------
       Balance at beginning of period   $1,527,236   $1,409,627   $1,292,137
       Additions charged to cost and
         expenses during the year           69,341      117,609      117,490
                                        ----------   ----------   ----------
       Balance at end of year (4)       $1,596,577   $1,527,236   $1,409,627
                                        ==========   ==========   ==========


(4)  Balance applies entirely to buildings and improvements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     REALMARK PROPERTY INVESTORS
     LIMITED PARTNERSHIP
      By: /s/ Joseph M. Jayson                             3/28/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              3/28/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         3/28/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary

            Supplemental Information to be Furnished with Reports Filed Pursuant
            --------------------------------------------------------------------
      to  Section  15(d) of the Act by  Registrants  Which  Have Not  Registered
      --------------------------------------------------------------------------
      Securities Pursuant to Section 12 of the Act.
      ---------------------------------------------

            The Form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting or security holders.