Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1997-05-19
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
March 31, 1997                                             2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                   16-1173249
--------------------                      ---------------------------------
(State of Formation)                      (IRS Employer Identification No.)


2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                ----     ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of March 31, 1997, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----



                                                                      PAGE NO.
                                                                      --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  March 31, 1997 and December 31, 1996                  3

            Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1997 and 1996            6

            Notes to Financial Statements                             7 - 13


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            ----------------------------------
            OPERATIONS                                               14 - 15
            ----------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                          March 31,   December 31,
                                                           1997           1996
                                                           ----           ----
ASSETS

Property, at cost:
     Land                                              $   182,500    $   182,500
     Land improvements                                     185,000        185,000
     Buildings                                           2,413,805      2,413,805
     Furniture and fixtures                                164,141        164,141
                                                       -----------    -----------
                                                         2,945,446      2,945,446
     Less accumulated depreciation                       1,784,164      1,753,995
                                                       -----------    -----------
          Property, net                                  1,161,282      1,191,451

Cash - security deposits                                    29,591         29,406
Escrow deposits                                            220,992        187,815
Note receivable                                             47,200         47,200
Mortgage costs, net of accumulated
     amortization of $28,229 and $26,794                   172,722        174,157
Other assets                                                15,350         23,134
                                                       -----------    -----------

            Total Assets                               $ 1,647,137    $ 1,653,163
                                                       ===========    ===========


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $   294,009    $   208,100
     Mortgages payable                                   2,925,655      2,930,266
     Accounts payable and accrued expenses                 213,316        229,897
     Accounts payable - affiliates                         780,401        784,461
     Non-refundable deposits on sale of property           220,000        220,000
     Accrued interest                                       23,356         21,977
     Security deposits and prepaid rent                     28,129         31,858
                                                       -----------    -----------
            Total Liabilities                            4,484,866      4,426,559
                                                       -----------    -----------

Minority interest in consolidated
     joint venture                                         251,632        274,180
                                                       -----------    -----------

Partners' (Deficit):
     General partners                                     (793,387)      (792,969)
     Limited partners                                   (2,295,974)    (2,254,607)
                                                       -----------    -----------
           Total Partners' (Deficit)                    (3,089,361)    (3,047,576)
                                                       -----------    -----------

           Total Liabilities and Partners' (Deficit)   $ 1,647,137    $ 1,653,163
                                                       ===========    ===========

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended         Ended
                                                        March 31,     March 31,
                                                          1997          1996
                                                          ----          ----

Income:
     Rental                                            $ 156,659      $ 177,317
     Interest and other income                            10,461          7,943
                                                       ---------      ---------
     Total income                                        167,120        185,260
                                                       ---------      ---------

Expenses:
     Property operations                                  86,091         84,995
     Interest:
          Paid to affiliates                              20,190         22,993
          Other                                           65,862         66,282
     Depreciation and amortization                        31,605         31,507
     Administrative:
          Paid to affiliates                              15,918         10,065
          Other                                           11,787         52,129
                                                       ---------      ---------
     Total expenses                                      231,453        267,971
                                                       ---------      ---------

Loss before allocation
     to minority interest                                (64,333)       (82,711)

Loss allocated to minority interest                       22,548         18,275
                                                       ---------      ---------

Net loss                                               $ (41,785)     $ (64,436)
                                                       =========      =========

Loss per limited partnership unit                      $  (13.34)     $  (20.58)
                                                       =========      =========

Distributions per limited partnership unit             $    --        $    --
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                           3,100          3,100
                                                       =========      =========



                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                           Ended         Ended
                                                        March 31,     March 31,
                                                           1997          1996
                                                           ----          ----

Cash flow from operating activities:
     Net loss                                             $(41,785)    $(64,436)

Adjustments to reconcile net loss to net cash
 (used in) operating activities:
     Depreciation and amortization                          31,605       31,507
     Minority interest share of net loss                   (22,548)     (18,275)
Changes in operating assets and liabilities:
     Cash - security deposits                                 (185)        (174)
     Escrow deposits                                       (33,177)     (31,915)
     Other assets                                            7,783        9,312
     Accounts payable and accrued expenses                 (16,581)      47,008
     Accrued interest                                        1,379          (11)
     Security deposits and prepaid rent                     (3,729)       3,302
                                                          --------     --------
Net cash (used in) operating activities                    (77,238)     (23,682)
                                                          --------     --------

Cash flow from investing activities:
     Property additions and net cash
     provided by investing activities                         --           --
                                                          --------     --------

Cash flows from financing activities:
     Cash overdraft                                         85,909       81,686
     Accounts payable - affiliates                          (4,060)     (53,788)
     Principal payments on mortgage(s)                      (4,611)      (4,216)
     Mortgage costs                                           --           --
                                                          --------     --------
Net cash provided by financing activities                   77,238       23,682
                                                          --------     --------

Increase (decrease) in cash                                   --           --

Cash - beginning of period                                    --           --
                                                          --------     --------

Cash - end of period                                      $   --       $   --
                                                          ========     ========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                               $ 84,673     $ 66,271
                                                          ========     ========

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' (DEFICIT)
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                      General            Limited Partners
                                     Partners       ---------------------------
                                      Amount          Units             Amount
                                      ------          -----             ------

Balance, January 1, 1996           $  (790,336)           3,100     $(1,993,893)

Net loss                                  (644)            --           (63,791)
                                   -----------      -----------     -----------

Balance, March 31, 1996            $  (790,980)           3,100     $(2,057,684)
                                   ===========      ===========     ===========


Balance, January 1, 1997           $  (792,969)           3,100     $(2,254,607)

Net loss                                  (418)            --           (41,367)
                                   -----------      -----------     -----------

Balance, March 31, 1997            $  (793,387)           3,100     $(2,295,974)
                                   ===========      ===========     ===========




























                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2.    FORMATION AND OPERATION OF PARTNERSHIP
      --------------------------------------

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

      Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991 and 1996, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated. For the three month period ended March 31, 1997, Section 704(b) was not applicable.

      --------------------------------------------------

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

      ------------------------------------------  -----------

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

 4.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
      ----------------------------------------------

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

      In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,191,451. Management has determined that a sale of the property is in the best interest of the investors. As of March 31, 1997, the sales contract, with a price of $3.7 million, may be canceled by the buyer at any time; management has reason to believe the contract will be canceled during the next quarter of 1997.

      In connection with the pending sale, the Partnership has received $220,000 in non-refundable deposits, of which $47,200 is represented by a note receivable from the buyer.

 5.   MORTGAGES PAYABLE

      Carriage House of Englewood (formerly Gold Key Village Apartments)
      ------------------------------------------------------------------

      On May 5, 1992, the Partnership's first and second mortgages on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $11,346. The balance of the mortgage at March 31, 1997 and 1996 was $2,925,655 and $2,943,495, respectively. The mortgage is secured by all of the assets of Carriage House of Englewood.

      The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

      The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

             Year                                    Amount
             ----                                    ------

             1997                               $      19,080
             1998                                      20,871
             1999                                      22,829
             2000                                      24,970
             2001                                      27,312
             Thereafter                             2,815,204
                                                    ---------

             TOTAL                              $   2,930,266
                                                =============

6.    MINORITY  INTEREST OF RELATED PARTY IN CARRIAGE  HOUSE OF ENGLEWOOD  JOINT
      --------------------------------------------------------------------------
      VENTURE
      -------

      On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI-A (RPILP VI-A). The joint venture was formed for the purpose of operating Carriage House of Englewood owned by the Partnership. Under the terms of the original agreement, RPILP VI-A contributed $497,911 with the Partnership contributing the property net of the first mortgage. On March 1, 1993, RPILP VI-A contributed an additional $125,239, amending the original joint venture agreement in the process.

      MINORITY  INTEREST OF RELATED PARTY IN CARRIAGE  HOUSE OF ENGLEWOOD  JOINT
      --------------------------------------------------------------------------
      VENTURE (CONTINUED)
      -------------------

      The amended agreement now provides that any income, loss, gain, cash flow, or sale proceeds be allocated 60.0% to the Partnership and 40.0% to RPILP VI-A. The net loss from the date of inception has been allocated to the minority interest in accordance with the terms of the agreement and has been recorded as a reduction of the capital contribution.

      A reconciliation of the minority interest share in Carriage House of Englewood joint venture is as follows:

      Balance, January 1                        $ 274,180
      Capital contribution                           -
      Allocated loss                              (22,548)
                                                ---------
      Balance, March 31                         $ 251,632
                                                =========

 7.   RELATED PARTY TRANSACTIONS

      Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $8,275 and $8,700 for the three months ended March 31, 1997 and 1996, respectively.

      The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1997 and 1996.

      Accounts payable - affiliates amounted to $780,401 and $820,696 at March 31, 1997 and 1996, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $20,191 for the three month period ended March 31, 1997.

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

      ---------------------------------------

      Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $758 for the three month periods ended March 31, 1997 and 1996.

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

 8.   INCOME TAXES
      ------------

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

      The reconciliation of net loss for the three month periods ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:


                                                   March 31,         March 31,
                                                     1997              1996
                                                     ----              ----
     Net loss -
          Statement of operations                $ (41,785)         $ (64,436)
     (Add to)  deduct from:
          Difference in depreciation                 8,779              9,774
          Difference in amortization                  -                  -
          Difference in bad debt reserve             7,130              5,380
          Tax adjustment - Joint Venture              -               ( 1,499)
                                                 ---------          ---------
     Net loss for tax purposes                   $ (25,876)         $ (50,781)
                                                 =========          =========

      The reconciliation of partners' (deficit) at March 31, 1997 and December 31, 1996 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                   March 31,      December 31,
                                                     1997             1996
                                                     ----             ----

    Partners' (Deficit) - balance sheet        $ (3,089,361)     $ (3,047,576)
     Add to (deduct from):
          Accumulated difference in
          depreciation                           (  951,776)       (  960,555)
          Accumulated amortization                  240,000           240,000
          Syndication fees                          248,000           248,000
          Reserve for bad debts                      75,683            68,553
           Tax Basis Adjustment
           - Joint Venture                          (17,085)          (17,085)
          Other                                       1,711             1,711
                                               ------------      ------------
     Partners' (Deficit) - tax return          $ (3,492,828)     $ (3,466,952)
                                               ============      ============

PART II:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continued to struggle financially during the first quarter of 1997 with declining receipts due to lower occupancy and poorer cash collections. The partnership is still operating with cash flow shortages, with the General Partner advancing funds to the Partnership to cover shortfalls, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $780,401, as of March 31, 1997, all of which is payable on demand.

The Partnership did not make any distributions during the three month periods ending March 31, 1997 and 1996, nor does it anticipate making any distributions in the near future due to the considerable financial obligations of the Partnership which must be attended to first. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default of its mortgage. If the General Partner ceases to advance funds to the Partnership to cover any negative cash flow, the Partnership could lose the property in a foreclosure. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale. The General Partner continues to market Carriage House of Englewood, the Partnership's one remaining property, to other buyers since the pending sale is subject to a number of contingencies.

Management continues to communicate and work with the United States Department of Housing and Urban Development (HUD) for the release of escrowed funds to be used to do needed capital improvements to the property, such as roofing repairs and interior painting. Thus far, HUD and the mortgagor have assisted the Partnership with its cash needs through the release of escrowed funds, although they are under no obligation to do so and there is no guarantee that they will continue to do so.


Results of Operations:
----------------------

For the quarter ended March 31, 1997, the Partnership's net loss was $41,785 or $13.34 per limited partnership unit. Net loss for the quarter ended March 31, 1996, amounted to $64,436 or $20.58 per unit.

Partnership revenue for the quarter ended March 31, 1997 totaled $167,120, which is a decrease of over $18,000 from the quarter ended March 31, 1996. The net change between the two periods is a direct result of a decrease in occupancy, increased concessions given to lease vacant units, and an increase in delinquencies at Carriage House of Englewood. Partnership revenues for the period ended March 31, 1996 were $185,260. A decrease in rental income was responsible for the entire decrease in total revenues between the quarters ended March 31, 1997 and 1996; such income decreased from $177,317 in 1996 to $156,659 during the same quarter in 1997. The increase in other income can be attributed to an increase in security deposit forfeitures.

-----------------------------------

For the three month period ended March 31, 1997, Partnership expenses totaled $231,453, a decrease of $36,518 from the quarter ended March 31, 1996. Decreases in contracted services and utility expenses were offset by increases in payroll and related expenses and repairs and maintenance resulting in only a slight increase in total property operation expenses between the quarters ended March 31, 1997 and 1996. The significant decrease in administrative costs was the result of less advertising expense. Insurance expense and real estate taxes remained fairly constant between the two quarters. The same was true of interest expense and depreciation and amortization.

The Partnership is expecting the property operation expenses to increase slightly over the next several months as management continues to put emphasis on improving the property's appearance in order to lease up the vacant units. As the condition of the property improves, operations expenses should level out. Management is continuing to make every effort to reduce and/or control expenses in coming quarters. Administrative charges are also expected to level off as the property's performance improves; expenses that are indirectly tied to performance such as advertising and legal fees (i.e. collection fees) will decline as vacancies decrease and collections improve.

For the three month period March 31, 1997, the tax basis loss was $25,876 or $8.26 per limited partnership unit compared to a tax loss of $50,781 or $16.22 per unit for the three month period ended March 31, 1996.

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


By:   /s/Joseph M. Jayson                       May 17, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       May 17, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  May 17, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary