Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1997-08-11
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
June 30, 1997                                             2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                   16-1173249
--------------------                      ---------------------------------
(State of Formation)                      (IRS Employer Identification No.)


2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                ----     ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1997, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:     FINANCIAL INFORMATION
            ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                     3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996               4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996                 6

            Statements of Partners' (Deficit) -
                  Six Months Ended June 30, 1997 and 1996                 7

            Notes to Financial Statements                               8 - 14


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            ----------------------------------
            OPERATIONS                                                 15 - 16
            ----------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1997           1996
                                                         ----           ----
ASSETS

Property, at cost:
     Land                                            $   182,500    $   182,500
     Land improvements                                   185,000        185,000
     Buildings                                         2,445,738      2,413,805
     Furniture and fixtures                              164,141        164,141
                                                     -----------    -----------
                                                       2,977,379      2,945,446
     Less accumulated depreciation                     1,814,334      1,753,995
                                                     -----------    -----------
          Property, net                                1,163,045      1,191,451

Cash - security deposits                                  29,779         29,406
Escrow deposits                                          148,816        187,815
Note receivable                                                0         47,200
Mortgage costs, net of accumulated
     amortization of $29,665 and $28,229                 171,286        174,157
Other assets                                              20,984         23,134
                                                     -----------    -----------

           Total Assets                              $ 1,533,910    $ 1,653,163
                                                     ===========    ===========

LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                  $   302,285    $   208,100
     Mortgages payable                                 2,920,940      2,930,266
     Accounts payable and accrued expenses               219,275        229,897
     Accounts payable - affiliates                       764,931        784,461
     Non-refundable deposits on sale of property               0        220,000
     Accrued interest                                     21,907         21,977
     Security deposits and prepaid rent                   32,401         31,858
                                                     -----------    -----------
           Total Liabilities                           4,261,739      4,426,559
                                                     -----------    -----------
Minority interest in consolidated
     joint venture                                       214,363        274,180
                                                     -----------    -----------
Partners' (Deficit):
     General partners                                   (791,915)      (792,969)
     Limited partners                                 (2,150,277)    (2,254,607)
                                                     -----------    -----------
          Total Partners' (Deficit)                   (2,942,192)    (3,047,576)
                                                     -----------    -----------

          Total Liabilities and Partners' (Deficit)  $ 1,533,910    $ 1,653,163
                                                     ===========    ===========

                        See notes to financial statements
                                       -3-

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                      Three Months  Three Months
                                                          Ended          Ended
                                                        June 30,       June 30,
                                                          1997           1996
                                                          ----           ----

Income:
     Rental                                            $ 152,794      $ 166,372
     Interest and other income                             5,207         11,976
                                                       ---------      ---------
     Total income                                        158,001        178,348
                                                       ---------      ---------

Expenses:
     Property operations                                 107,076         71,228
     Interest:
          Paid to affiliates                              20,582         20,274
          Other                                           65,757         66,143
     Depreciation and amortization                        31,605         31,508
     Administrative:
          Paid to affiliates                              19,041         11,792
          Other                                           24,040         28,089
                                                       ---------      ---------
     Total expenses                                      268,101        229,034
                                                       ---------      ---------

Income (loss) before allocation
     to minority interest                               (110,100)       (50,686)

Loss allocated to minority interest                       37,269         26,936

Extraordinary income:
     Deposit on terminated sales contract                220,000              0
                                                       ---------      ---------

Net income (loss)                                      $ 147,169      ($ 23,750)
                                                       =========      =========

Income (loss) per limited partnership unit             $   47.00      ($   7.58)
                                                       =========      =========

Distributions per limited partnership unit             $       0      $       0
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                           3,100          3,100
                                                       =========      =========

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       Six Months     Six Months
                                                          Ended         Ended
                                                        June 30,       June 30,
                                                          1997           1996
                                                          ----           ----
Income:
     Rental                                            $ 309,453      $ 343,689
     Interest and other income                            15,668         19,919
                                                       ---------      ---------
     Total income                                        325,121        363,608
                                                       ---------      ---------

Expenses:
     Property operations                                 193,167        156,223
     Interest:
          Paid to affiliates                              40,772         43,267
          Other                                          131,619        132,425
     Depreciation and amortization                        63,210         63,015
     Administrative:
          Paid to affiliates                              34,959         21,857
          Other                                           35,827         80,218
                                                       ---------      ---------
     Total expenses                                      499,554        497,005
                                                       ---------      ---------

Income (loss) before allocation
     to minority interest                               (174,433)      (133,397)

Loss allocated to minority interest                       59,817         45,211

Extraordinary income:
     Deposit on terminated sales contract                220,000              0
                                                       ---------      ---------

Net income (loss)                                      $ 105,384      ($ 88,186)
                                                       =========      =========

Income (loss) per limited partnership unit             $   33.65      ($  28.16)
                                                       =========      =========

Distributions per limited partnership unit             $       0      $       0
                                                       =========      =========

Weighted average number of
     limited partnership units
     outstanding                                           3,100          3,100
                                                       =========      =========


                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                         Six Months   Six Months
                                                            Ended       Ended
                                                          June 30,     June 30,
                                                            1997         1996
                                                            ----         ----
Cash flow from operating activities:
     Net income (loss)                                   $ 105,384    ($ 88,186)

Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                          63,210       63,015
     Minority interest share of net loss                   (59,817)     (45,211)
Changes in operating assets and liabilities:
     Cash - security deposits                                 (373)        (278)
     Escrow deposits                                        38,999      (20,268)
     Other assets                                            2,150       17,769
     Accounts payable and accrued expenses                 (10,621)      14,696
     Accrued interest                                          (70)         (64)
     Security deposits and prepaid rent                        543        6,955
                                                         ---------    ---------
Net cash provided by (used in) operating activities        139,405      (51,572)
                                                         ---------    ---------
Cash flow from investing activities:
     Property additions and net cash
     (used in) investing activities                        (31,933)           0
                                                         ---------    ---------
Cash flows from financing activities:
     Cash overdraft                                         94,184       93,900
     Accounts payable - affiliates                         (19,530)     (33,801)
     Principal payments on mortgage(s)                      (9,326)      (8,527)
     Mortgage costs                                              0            0
     Deposits received on sale of property                (172,800)           0
                                                         ---------    ---------
Net cash (used in) provided by financing activities       (107,472)      51,572
                                                         ---------    ---------

Increase (decrease) in cash                                      0            0

Cash - beginning of period                                       0            0
                                                         ---------    ---------

Cash - end of period                                     $       0    $       0
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 131,549    $ 132,361
                                                         =========    =========


                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' (DEFICIT)
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                      General             Limited Partners
                                     Partners       ---------------------------
                                      Amount           Units            Amount
                                      ------           -----            ------

Balance, January 1, 1996           ($  790,336)           3,100     ($1,993,893)

Net loss                                  (882)               0         (87,304)
                                   -----------      -----------     -----------

Balance, June 30, 1996             ($  791,218)           3,100     ($2,081,197)
                                   ===========      ===========     ===========


Balance, January 1, 1997           ($  792,969)           3,100     ($2,254,607)

Net income                               1,054                0         104,330
                                   -----------      -----------     -----------

Balance, June 30, 1997             ($  791,915)           3,100     ($2,150,277)
                                   ===========      ===========     ===========





















                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE
      ----------------------------

      In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

      Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991 and 1996, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated. For the six month period ended June 30, 1997, Section 704(b) was applicable.

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

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

      ----------------------------------------------------------

      In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,191,451. Management has determined that a sale of the property is in the best interest of the investors. As of June 30, 1997, the contract for the sale of Carriage House of Englewood had been terminated. The equity provider for the purchaser was unwilling to provide the equity necessary to close the deal due to the extent of rehab work needed at the property. A non-refundable deposit on the sale of $220,000.00 was received and maintained by the registrant.

5.    MORTGAGE PAYABLE
      ----------------

      Carriage House of Englewood  (formerly Gold Key Village Apartments)
      ---------------------------  --------------------------------------

      On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $11,346. The balance of the mortgage at June 30, 1997 and 1996 was $2,920,940 and $2,939,184, respectively. The mortgage is secured by all of the assets of the Carriage House of Englewood apartment complex.

      The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

      The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

             Year                                    Amount
             ----                                    ------

             1997                                $     19,080
             1998                                      20,871
             1999                                      22,829
             2000                                      24,970
             2001                                      27,312
             Thereafter                             2,815,204
                                                  -----------

             TOTAL                                $ 2,930,266
                                                  ===========

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

      A reconciliation of the minority interest share in the Carriage House of Englewood Joint Venture is as follows:

      Balance, January 1                        $ 274,180
      Capital contribution                            -
      Allocated loss                              (37,269)
                                               ----------
      Balance, June 30,                         $ 236,911

7.    RELATED PARTY TRANSACTIONS
      --------------------------

      Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $16,081 and $17,400 for the six months ended June 30, 1997 and 1996, respectively.

      The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1997 and 1996.

      Accounts payable - affiliates amounted to $764,931 and $840,683 at June 30, 1997 and 1996, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $40,772 for the six month period ended June 30, 1997.

      --------------------------  -----------

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

      Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $1,580 for the six month periods ended June 30, 1997 and 1996.

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

      The reconciliation of net income (loss) for the six month periods ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                    June 30,          June 30,
                                                     1997               1996
                                                     ----               ----
      Net income (loss)
           Statement of operations                $ 147,169         $ ( 88,186)
      (Add to)  deduct from:
           Difference in depreciation                17,558             19,548
           Difference in amortization                   -                  -
           Difference in bad debt reserve            14,260             10,760
           Tax adjustment - Joint Venture               -               (2,998)
                                                  ---------         ----------

      Net income (loss) for tax purposes          $ 178,987         $ ( 60,876)



      The reconciliation of partners' (deficit) at June 30, 1997 and December 31, 1996 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                      June 30,      December 31,
                                                       1997             1996
                                                       ----             ----

      Partners' (Deficit) - balance sheet         $ (2,942,192)    $ (3,047,576)
       Add to (deduct from):
            Accumulated difference in
            depreciation                              (942,997)        (960,555)
            Accumulated amortization                   240,000          240,000
            Syndication fees                           248,000          248,000
            Reserve for bad debts                       82,813           68,553
            Tax Basis Adjustment
            - Joint Venture                            (17,085)         (17,085)
             Other                                       1,711            1,711
                                                  ------------     ------------

       Partners' (Deficit) - tax return           $ (3,329,750)    $ (3,466,952)

PART II:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           ---------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues operating with cash flow shortages due to a decrease in the total revenue generated. The General Partner meanwhile, continues to advance funds to the Partnership, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $764,931, as of June 30, 1997, and these funds are payable on demand.

The Partnership did not make any distributions during the six month periods ending June 30, 1997 and 1996, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning their mortgages. The General Partner has been corresponding with the United States Department of Housing and Urban Development and the mortgagor on the Gold Key property in search of means of obtaining more usable cash to operate the property with.

The General Partner continues to aggressively seek a buyer for the sole remaining property in this Partnership as it is felt that the sale of the property is in the best interests of the limited partners. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

Results of Operations:
----------------------

For the quarter ended June 30, 1997, the Partnership's net income was $147,169 or $47.00 per limited partnership unit. Net loss for the quarter ended June 30, 1996, amounted to $23,750 or $7.58 per unit. For the six month period ended June 30, 1997, the net income was $105,384 or $33.65 per limited partnership unit as compared to a loss of $88,186 or $28.16 per limited partnership unit for the six month period ended June 30, 1996. The net income for the quarter ended June 30, 1997 was the result of the Partnership recognizing $220,000 in income from a non-refundable deposit received on the sale of Carriage House of Englewood; this sale fell through and as a result, the deposit was recognized as income.

Partnership revenue for the quarter ended June 30, 1996 totaled $158,001, which is a decrease of $20,347 from the quarter ended June 30, 1996. The change between the two years is mostly attributable to an increase in delinquencies at Carriage House of Englewood. Partnership revenues for the quarter ended June 30, 1995 were $178,348. Rental income decreased $13,578 between the two quarters. For the six month period ended June 30, 1997, Partnership revenue totaled $325,121 as compared to $363,608 for the same period in the previous year.

---------------------  ------------

For the three month period ended June 30, 1997, Partnership expenses totaled $268,101, an increase of just over $39,000 from the quarter ended June 30, 1996. For the six month period ended June 30, 1997, total expenses remained fairly constant when compared to the same period in 1996. Increases in repairs and maintenance expenses due to increased focus by management on the property's appearance accounted for much of the change in operating expenses. Also, a large increase in payroll and associated benefits as compared to the previous year continued as was noted in the first quarter of 1997. Utility costs decreased over $5,000 between the six months ended June 30, 1997 and June 30, 1996, while insurance expense and real estate taxes remained almost unchanged from the same six month period in the previous year. The decrease seen in administrative expenses was due to a significant decrease in advertising and promotional expenses; this decrease is primarily due to the cash flow difficulty the Partnership continues to encounter.

The Partnership is making every effort to control/maintain property operation and administrative expenses in the immediate future, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are likely to be incurred in an attempt to improve occupancy.

The property did, during the second quarter of 1997, secure the release of escrowed funds from the U.S. Department of Housing and Urban Development for use in repairing/replacing several roofs. The roof work is expected to be completed during the third quarter of 1997.

For the six month period ended June 30, 1997, tax basis income amounted to $178,987 or $57.16 per limited partnership unit compared to a tax loss of $60,876 or $19.44 per unit for the six month period ended June 30, 1996. The tax basis income is once again due to the recognition of $220,000 in extraordinary income resulting from the cancellation of a sales contract on Carriage House of Englewood (i.e., the funds were received as a non-refundable deposit on such sale).

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------


                                     PART II

                                OTHER INFORMATION


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

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Form 8-K was filed August 1, 1997 to report the termination of a sales contract previously reported on Form 8-K filed in July 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP


By:   /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 8, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 8, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary