Form 10-K
period 1997-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1998-04-15
CIK 312982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

     (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       For the fiscal year ended December 31, 1997

     ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
              REQUIRED)

                         Commission file number 2-65391

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as Specified in its Charter)

     Delaware                                      16-1173249
     --------                                    -----------------
(State of Formation)                    (IRS Employer Identification No.)

2350 North Forest Road - Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)
Registrant's Telephone Number:  (716) 636-9090

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


                       DOCUMENTS INCORPORATED BY REFERENCE

       See Page 12 for a list of all documents incorporated by reference.

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

The Partnership's one remaining apartment complex, acquired in 1981, is located in Englewood, Ohio. The surrounding community continues to be marked by relatively stable occupancy rates and minimal construction. Physical occupancy at Carriage House of Englewood (formerly Gold Key Village Apartments) for 1997 was 79%, for 1996 was 83% and for 1995 was 92%. As the only property in the Partnership, Carriage House of Englewood accounts for all of the revenue generated by the Partnership.

The business of the Partnership is not seasonal. As of December 31, 1997, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.

Carriage House of Englewood is currently managed by Realmark Corporation, an affiliate of the Corporate General Partner.


ITEM 2:  PROPERTIES

As of December 31, 1997, the Partnership continued to own and operate Carriage House of Englewood (formerly the Gold Key Village Apartments). Purchased in November 1981, Carriage House of Englewood, located in Englewood, Ohio, is a 144 unit rental complex consisting of 24 buildings and recreational facilities on
9.6 acres of land. Realmark Corporation, an affiliate of the General Partners, has managed the complex since March 1, 1984.

On May 5, 1992, the Partnership refinanced its two mortgages with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800 due June 1, 2027. The outstanding mortgage balance at December 31, 1997 was $2,914,486.

Also, on May 5, 1992, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership VI A (RPILP VI A) for the purpose of operating Carriage House of Englewood. Under the terms of the joint venture agreement, the Partnership contributed the property net of the mortgage and RPILP VI A contributed $497,911. The agreement provided for the income, loss, gain, cash flow, or sale proceeds to be allocated 68% to the Partnership and 32% to RPILP VI A. On March 1, 1993, RPILP VI A contributed an additional $125,239, changing the allocation percentages to 60% to the Partnership and 40% to RPILP VI A.


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

The Partnership did not make any distributions during 1997, 1996 or 1995 and management does not anticipate making any distributions until Carriage House of Englewood is sold and all Partnership obligations are satisfied. Unless there is significant improvement in the overall property performance, it remains unlikely that the investors will receive any of the proceeds from sale.

As of December 31, 1997, there were 421 record holders of units of Limited Partnership Interest.

ITEM 6: SELECTED FINANCIAL DATA

                Realmark Properties Investors Limited Partnership

                                     Year Ended        Year Ended        Year Ended        Year Ended        Year Ended
                                    Dec. 31, 1997     Dec. 31, 1996     Dec. 31, 1995     Dec. 31, 1994     Dec. 31, 1993
                                    -------------     -------------     -------------     -------------     -------------
 Total assets                       $  1,621,652      $  1,653,163      $  1,757,445      $  1,864,870      $  2,007,503
                                    ============      ============      ============      ============      ============
 Notes payable and
  Long-term obligations             $  2,914,486      $  2,930,266      $  2,947,711      $  2,963,659      $  2,978,240
                                    ============      ============      ============      ============      ============
 Revenue                            $    996,136      $    685,142      $    765,363      $    744,192      $    723,783
 Expenses                                952,949         1,068,126         1,084,592           993,203           884,131
                                    ------------      ------------      ------------      ------------      ------------
 Income (loss) before allocation
  to minority interest and
  extraordinary item                      43,187          (382,984)         (319,229)         (249,011)         (160,348)
 Joint Venture losses allocated to
  Minority Interest                      101,583           119,637            91,833            70,183            33,636
                                    ------------      ------------      ------------      ------------      ------------
 Net income (loss)                  $    144,770      $   (263,347)     $   (227,396)     $   (178,828)     $   (126,712)
                                    ============      ============      ============      ============      ============
 Net cash (used in)
  provided by operating
  activities                        $   (256,752)     $   (271,721)     $   (134,649)      $   (71,690)      $  (122,857)
 Principal payments on
  long-term debt                         (15,780)          (17,445)          (15,948)          (14,581)          (13,330)
                                    ------------      ------------      ------------      ------------      ------------
 Net cash used in
  operating activities
  less principal payments
  on long-term debt                 $   (272,532)      $  (289,166)      $  (150,597)      $   (86,271)      $  (136,187)
                                    ============      ============      ============      ============      ============
 Income (loss) per limited
  partnership unit                  $      46.23      $     (84.10)      $    (72.62)      $    (57.11)      $    (40.47)
                                    ============      ============      ============      ============      ============
 Weighted average
  number of limited
  units outstanding                        3,100             3,100             3,100             3,100             3,100
                                    ============      ============      ============      ============      ============

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:

The Partnership continues to incur cash flow deficits and large losses from operations as has been noted in prior years. The Corporate General Partner and its affiliates have regularly advanced funds and/or not taken payment of fees otherwise entitled to whenever it was necessary to cover its shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 1997, the Corporate General Partner (and affiliate) advances totaled $780,708, all of which is payable on demand and accruing interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1997 and 1996. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner advances, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated.

The Partnership's one remaining property, Carriage House of Englewood (formerly Gold Key Apartments) came under contract for sale during July 1996; the contract was extended into 1997 and also renegotiated, but was subsequently canceled. The pending sale did result in the forfeiture of non-refundable deposits totaling $370,000. The General Partner continues to market this property for sale. Although the Corporate General Partner feels the sale of this property is in the best interest of the Limited Partners, it remains highly unlikely that the Limited Partners will receive any proceeds from the sale due to the amount of the Partnership's liabilities.

During 1997, management continued to work with the United States Department of Housing and Urban Development (HUD) and the mortgagee on the property to obtain funds from escrows to help the property with cash flow shortages it incurred. Management successfully secured the release of all of the property's replacement reserve funds early in 1998; additionally future reserve payments have been suspended in an effort to assist in the funding of the property's operations. Management is also negotiating with the lender to reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. The additional cash flow is intended to be used to both fund operations and to do needed capital improvements to the property, such as roofing repairs and interior and exterior painting. Although HUD and the mortgagee have assisted the Partnership through the release of the escrowed funds and suspension of future deposits into the escrow reserve, unless the property shows significant improvement in occupancy and collections, as well as a decrease in expenses, the property could be in a position to default on its mortgage, thus throwing it into a foreclosure. With this in mind, the Corporate General Partner is aggressively marketing the property to potential buyers.

Management has once again implemented corrective action plans in response to the going concern consideration discussed in Note 9 to the financial statements, as well as to deal with the HUD noncompliance detailed in the notes to the financial statements. These plans include the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. The HUD noncompliance detailed in the notes technically puts the Partnership in default of the mortgage which could result in fines or interest charges being levied, or the take over of the property by HUD. A concerted effort at correcting the noncompliance will hopefully lead to the ultimate cure of such default.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued):

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues.

The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000 compliant" or will be with little adaptation and at no significant cost.

Results of Operations:

For the year ended December 31, 1997, the Partnership had net income of $144,770 or $46.23 per limited partnership unit. This compares to a net loss of $263,347 or $84.10 per limited partnership unit for the previous year and a loss of $227,396 or $72.62 per limited partnership unit from the year ended December 31, 1995. The net income for the current year was the result of income arising from non-refundable deposits of $370,000 on the sale of the Carriage House of Englewood Apartments which were forfeited by the potential buyer. Without the income from these deposits, the Partnership would have incurred a net loss more in line with that of the prior years; this continues to demonstrate the Partnership's struggle with poor cash flow.

Partnership revenues for the year ended December 31, 1997 totaled $996,136; this consisted of rental income of $583,445, income from the forfeited deposits mentioned above of $370,000, and other income, which includes interest, laundry income, and other miscellaneous sources of income of $42,691. Revenues for the years ended December 31, 1996 and 1995 totaled $685,142 and $765,363 respectively. Although other income remained fairly constant as compared to the year ended December 31, 1996 with only a five percent decrease (mostly attributable to a decrease in laundry revenue), there does appear to be a continual decline when comparing the last three years (i.e., a similar decrease may be noted between 1995 and 1996). A continual decrease in rental revenue is also evident when comparing the previous three years. Rents were increased at Carriage House of Englewood, however the decrease in net rental income is related to both a decrease in occupancy and no significant improvement in delinquencies at this property. Physical occupancy averaged 79% for the year ended December 31, 1997, 83% during the year ended December 31, 1996, and 92% for 1995. Management continues to focus additional and continual effort on increasing occupancy, as well as decreasing delinquencies through, for example, planned tightening of credit policies and more aggressive marketing through the use of promotions and rental concessions.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued):

Partnership expenses for the year ended December 31, 1997 totaled $952,949, a decrease of slightly over $115,000 from those of 1996 which totaled $1,068,126 and an even greater reduction from those of 1995 which totaled $1,084,592. Much of this decrease was related to no depreciation expense being taken for the year ended December 31, 1997 and for part of the year ended December 31, 1996 due to accounting pronouncements as described in Note 3 to the financial statements. Although total property operation expenses decreased, payroll and associated expenses increased. The increase was the result of more maintenance staff hired on site to perform the necessary physical improvements to the property at a lower cost than would be incurred if the work was contracted out. A more than fifty percent decrease resulted in contracted service costs as a result of more on-site maintenance personnel. Other property operation expenses, such as utility costs, real estate taxes and insurance expense remained fairly consistent with those of the previous year. Administrative expenses charged by affiliates also changed only slightly from those of the prior year. A decrease of over $32,000 in other administrative costs was the result of significantly lower advertising and promotion costs. The decrease in this expenditure was the result of the Partnership having less cash to spend. Management is being forced to focus on the effect and end results of advertising without first incurring the associated costs. Due to the marketing of the property, a slight increase in brokerage fees and related expenses was also noted when comparing the years ended December 31, 1997 and 1996.

The Partnership continues to expect higher than "normal" property operations expenses in the coming months due to the maintenance work that needs to be done at the Carriage House of Englewood Apartments; much work needs to be completed in order to prepare units for new tenants and to satisfy current tenants (i.e. cleaning, painting, appliance and carpeting costs), as well as to physically improve the exterior of the complex. Although this work is necessary in order to lease up the apartment complex, management is trying to control expenditures so as not to worsen the cash flow situation of the Partnership. Management was successful in early 1998 in both negotiating the release of escrowed reserve funds and in the suspension of future escrows for replacements. It is hoped that this will provide the property and the Partnership with some of the additional cash needed to fund the necessary improvements.

For the year ended December 31, 1997, the tax basis income was $174,866 or $55.84 per limited partnership unit compared to a tax loss of $183,920 or $58.74 per unit for the year ended December 31, 1996 and a tax loss of $194,584 or $62.14 per limited partnership unit for the year ended December 31, 1995. The Partnership agreement provides for the taxable income or losses to be allocated 99% to the Limited Partners and 1% to the General Partners. Through the year ended December 31, 1986 and for the years ended December 31, 1991, 1996 and 1997, taxable income or losses were allocated in accordance with this provision. For the years 1987 through 1990, and 1992 through 1995, the Partnership was required to reallocate taxable losses in accordance with the provisions of
Section 704(b) of the Internal Revenue Code. In general, Section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such circumstances, the IRS code requires that the General Partner(s) bear a greater portion of the economic loss than that which would be allocated pursuant to the Partnership agreement and, therefore, the loss must be reallocated.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 14 of this report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.



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

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 59, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 35 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 58, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

Michael J. Colmerauer, age 39, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.


ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnerships to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1997, 1996 or 1995, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the fiscal years ended December 31, 1997, 1996 or 1995.

The following table sets forth for the years ended December 31, 1997, 1996 and 1995, the compensation paid or accrued as payable by the Partnership, directly or indirectly, to affiliates of the General Partners:


          Entity                             Compensation                        1997               1996            1995
          ------                             ------------                        ----               ----            ----
Realmark Properties, Inc.            Interest charged on
(The Corporate General               accounts payable -
Partner)                             affiliates                                $ 85,335           $ 84,692        $ 83,159
                                                                              ---------          ---------       ----------

                                     Reimbursement for allocated
                                     partnership administration
                                     expenses:
                                       Investor Services Fees                     2,589              1,958           1,881
                                       Brokerage Fees                             4,653              2,677           3,175
                                       Portfolio Management
                                         & Accounting Fees                       16,989             14,677           8,118

Realmark Corporation                 Property Management Fees                    31,362             33,678          37,930
                                     Computer Service Fees                        3,030              3,030           3,030
                                                                              ---------          ---------       ----------
                                                                                 58,623             56,020          54,134
                                                                              ---------          ---------       ----------

                                                                              $ 143,958          $ 140,712       $ 137,293
                                                                              =========          =========       =========

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. Excluding the General Partner's Interest in the Partnership ($1,000 initial capital contribution), the General Partners, as of December 31, 1997, owned no units of Limited Partnership interest.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others

All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 4 and 7 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements and Schedules

     Financial Statements                                                Page

             (i)   Independent Auditors' Report                           14

             (ii)  Balance Sheets as of December 31, 1997
                   and 1996                                               15

             (iii) Statements of Operations for the years ended
                   December 31, 1997, 1996 and 1995                       16

             (iv)  Statements of Partners' Deficit for the years
                   ended December 31, 1997, 1996 and 1995                 17

             (v)   Statements of Cash Flows for the years ended
                   December 31, 1997, 1996 and 1995                       18

             (vi)  Notes to Financial Statements                        19 - 26


     Financial Statement Schedule

            (i)    Schedule III - Real Estate and Accumulated
                   Depreciation                                         27 - 28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

              (b)    Reports on Form 8-K

                     None

              (c)     Exhibits

4. Instruments defining the rights of security holder, including indentures.

              (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed March 26, 1981 and subsequently amended incorporated herein by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

10.      Material contracts.

          (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

          (b) Property sales agreement with unrelated third-party included with the 1996 third quarter Form 10Q incorporated herein by reference.

INDEPENDENT AUDTIORS' REPORT

The Partners
Realmark Property Investors Limited Partnership


We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statetments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


March 6, 1998

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

Assets                                                           1997                1996
------                                                           ----                ----
Property, at cost (assets held for sale, see Note 3):
  Land                                                       $   182,500         $   182,500
  Land improvements                                              185,000             185,000
  Buildings                                                    2,475,133           2,413,805
  Furniture, fixtures and equipment                              164,141             164,141
                                                             -----------         -----------
                                                               3,006,774           2,945,446
  Less accumulated depreciation                                1,753,995           1,753,995
                                                             -----------         -----------
      Property, net                                            1,252,779           1,191,451
                                                             -----------         -----------

Cash - security deposits                                          30,154              29,406
Escrow deposits                                                  155,194             187,815
Note receivable                                                     --                47,200
Prepaid expenses                                                  15,110              23,134
Mortgage costs - net of accumulated amortization
  of $32,536 in 1997 and $26,794 in 1996                         168,415             174,157
                                                             -----------         -----------

           Total Assets                                      $ 1,621,652         $ 1,653,163
                                                             ===========         ===========

Liabilities and Partners' Deficit

Liabilities:
  Cash overdraft                                             $   315,892         $   208,100
  Mortgage payable                                             2,914,486           2,930,266
  Accounts payable and accrued expenses                          232,267             229,897
  Accounts payable - affiliates                                  780,708             784,461
  Non-refundable deposits on sale of property                       --               220,000
  Accrued interest                                                65,539              21,977
  Security deposits and prepaid rent                              42,969              31,858
                                                             -----------         -----------
           Total Liabilities                                   4,351,861           4,426,559
                                                             -----------         -----------

Minority interest in consolidated joint venture                  172,597             274,180
                                                             -----------         -----------

Partners' Deficit:
  General partners                                              (791,521)           (792,969)
  Limited partners                                            (2,111,285)         (2,254,607)
                                                             -----------         -----------
           Total Partners' Deficit                            (2,902,806)         (3,047,576)
                                                             -----------         -----------

           Total Liabilities and Partners' Deficit           $ 1,621,652         $ 1,653,163
                                                             ===========         ===========

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997              1996                 1995
                                                                ----              ----                 ----
Income:
  Rental                                                    $   583,445        $   640,124         $   717,713
  Forfeited deposits on sale of property                        370,000               --                  --
  Interest and other                                             42,691             45,018              47,650
                                                            -----------        -----------         -----------
  Total income                                                  996,136            685,142             765,363
                                                            -----------        -----------         -----------

Expenses:
  Property operations                                           436,623            450,675             455,991
  Interest:
    Paid to affiliates                                           85,335             84,692              83,159
    Other                                                       262,807            264,455             265,963
  Depreciation and amortization                                   5,742             76,032             123,813
  Administrative:
    Paid to affiliates                                           58,623             56,020              54,134
    Other                                                       103,819            136,252             101,532
                                                            -----------        -----------         -----------
  Total expenses                                                952,949          1,068,126           1,084,592
                                                            -----------        -----------         -----------

Income (loss) before allocation to minority interest             43,187           (382,984)           (319,229)

Joint Venture losses allocated to minority interest             101,583            119,637              91,833
                                                            -----------        -----------         -----------
Net income (loss)                                           $   144,770        $  (263,347)        $  (227,396)
                                                            ===========        ===========         ===========
Income (loss) per limited partnership unit                  $     46.23        $    (84.10)        $    (72.62)
                                                            ===========        ===========         ===========
Weighted average number of limited partnership
  units outstanding                                               3,100              3,100               3,100
                                                            ===========        ===========         ===========

                       See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     General
                                    Partners                 Limited Partners
                                     Amount               Units             Amount
                                    --------              -----             ------
Balance, January 1, 1995          $  (788,062)              3,100        $(1,768,771)

Net loss                               (2,274)               --             (225,122)
                                  -----------         -----------        -----------

Balance, December 31, 1995           (790,336)              3,100         (1,993,893)

Net loss                               (2,633)               --             (260,714)
                                  -----------         -----------        -----------

Balance, December 31, 1996           (792,969)              3,100         (2,254,607)

Net income                              1,448                --              143,322
                                  -----------         -----------        -----------

Balance, December 31, 1997        $  (791,521)              3,100        $(2,111,285)
                                  ===========         ===========        ===========

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997                1996             1995
                                                            ----                ----             ----
Cash flows from operating activities:
  Net income (loss)                                        $ 144,770         $(263,347)        $(227,396)
  Adjustments to reconcile net income (loss) to
    net cash flow used in operating activities:
    Deposits forfeited on sale of property                  (370,000)             --                --
    Depreciation and amortization                              5,742            76,032           123,813
    Minority interest share of Joint Venture
      net losses                                            (101,583)         (119,637)          (91,833)
  Changes in operating assets and liabilities:
    Cash - security deposits                                    (748)           (1,555)             (686)
    Prepaid expenses                                           8,024            (3,683)           (3,483)
    Accounts payable and accrued expenses                      2,370            51,452            62,995
    Accrued interest                                          43,562              (131)             (119)
    Security deposits and prepaid rent                        11,111           (10,852)            2,060
                                                           ---------         ---------         ---------
Net cash used in operating activities                       (256,752)         (271,721)         (134,649)
                                                           ---------         ---------         ---------

Cash flows from investing activities:
  Decrease in escrow deposits                                 32,621            89,708               841
  Deposits received on sale of property                      150,000           172,800              --
  Payments received on note receivable                        47,200              --                --
  Property additions                                         (61,328)           (9,020)          (14,134)
                                                           ---------         ---------         ---------
Net cash provided by (used in) investing activities          168,493           253,488           (13,293)
                                                           ---------         ---------         ---------

Cash flows from financing activities:
  Increase in cash overdraft                                 107,792           125,701            82,399
  Increase (decrease) in accounts
    payable - affiliates                                      (3,753)          (90,023)           80,417
  Mortgage principal payments                                (15,780)          (17,445)          (15,948)
                                                           ---------         ---------         ---------
Net cash provided by financing activities                     88,259            18,233           146,868
                                                           ---------         ---------         ---------

Increase (decrease) in cash                                     --                --              (1,074)

Cash - beginning of year                                        --                --               1,074
                                                           ---------         ---------         ---------

Cash - end of year                                         $    --           $    --           $    --
                                                           =========         =========         =========

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid for interest                                   $ 219,245         $ 264,586         $ 266,082
                                                           =========         =========         =========

During 1996, the Partnership received a deposit of $220,000 representing cash totaling $172,800 and a note receivable totaling $47,200 related to the pending sale of the Carriage House of Englewood.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1. FORMATION AND OPERATION OF PARTNERSHIP:

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

         The Partnership agreement provides for the Partnership's share of taxable income or losses of the Partnership to be allocated 99% to the Limited Partners and 1% to the General Partners. Through December 31, 1986 and for 1991 and 1997, taxable income or losses were allocated in accordance with this provision. For the years 1987 through 1990, and 1992 through 1995, the Partnership was required to reallocate losses in accordance with Internal Revenue Section 704(b). In general, section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such instances the IRS code requires that the General Partner bears a greater portion of the economic loss than that which would be allocated pursuant to the Partnership Agreement and, therefore, the loss must be reallocated.

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

         On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI A (RPILP VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. The joint venture is further described in Note 7.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a) Use of Estimates

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

         b) Cash

         For purposes of reporting cash flows, cash includes the following items: cash on hand, cash in checking accounts and cash in savings accounts. Any cash overdrafts as of December 31, 1997 have been replenished by the General Partner in the first quarter of 1998.

         c) Cash-Security Deposits

         Cash-security deposits represents cash on deposit in accordance with the HUD regulatory agreement for the property which has a HUD insured mortgage.

         d) Escrow Deposits

         Escrow deposits represent cash which is restricted for the payment of property taxes and insurance or for repairs and replacements in accordance with the mortgage agreement.

         e) Mortgage Costs

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the term of the mortgage using the straight-line method.

         f) Property and Depreciation

         Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, and totaled $70,290 and $118,072 for the years ended December 31, 1996 and 1995, respectively. No depreciation was recorded in the year ended December 31, 1997. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. The Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. See further discussion at Footnote 3.

         g) Minority Interest in Consolidated Joint Venture

         The minority interest in consolidated joint venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         h) Rental Income

         All rental income is derived from one residential rental property. The outstanding leases with respect to this property are for terms of one year or less. The rental income is recognized as earned according to the terms of the leases.

         i) Income Per Limited Partnership Unit

         The income per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

         j) Accrued Rent Receivable

         Due to the nature of accrued rent receivable, all such receivables are fully reserved for at December 31, 1997 and 1996.


3. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY:

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

         In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,252,779 and $1,191,451 at December 31, 1997 and 1996 respectively. Carriage House of Englewood incurred losses of $253,956 and $299,092 for the years ended December 31, 1997 and 1996. Management has determined that a sale of the property is in the best interest of the limited partners. The plan for disposal continued throughout 1997 when sales agreements were in place but had expired by December 31, 1997. Management continues to actively market the property with a sale anticipated in 1998.

         In connection with the pending sale, the Partnership received non-refundable deposits of $150,000 and $220,000 in the years ended December 31, 1997 and 1996, respectively. Of the deposits received in 1996, $47,200 was represented by a note receivable at December 31, 1996. All such deposits were forfeited in 1997 and recorded as income.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3. ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (CONTINUED):

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1997 and 1996 totaled approximately $122,000 and $44,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.


4. RELATED PARTY TRANSACTIONS:

         Management fees for the properties are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $31,362, $33,678 and $37,930 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Accounts payable to affiliates, which are payable on demand, amounted to $780,708 and $784,461 at December 31, 1997 and 1996, respectively. The payables represent fees due and advances from the General Partners or an affiliate of the General Partners. Interest is charged on accounts payable-affiliates at an annual rate of 11%. Such amounts totaled $85,335, $84,692 and $83,159 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Pursuant to the Partnership Agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, printing, mailing, travel and communication costs related to Partnership accounting, partner communications and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $24,231, $19,312 and $13,174 in 1997, 1996 and 1995, respectively.

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $3,030 for the years ended December 31, 1997, 1996 and 1995, respectively.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4. RELATED PARTY TRANSACTIONS (CONTINUED):

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

5. MORTGAGE PAYABLE:

         Carriage House of Englewood

         On May 5, 1992, the partnership's first and second mortgages on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800, due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $10,165. The balance of the mortgage at December 31, 1997 and 1996 was $2,914,486 and $2,930,266, respectively.

         The mortgage is secured by all of the assets of Carriage House of Englewood.

         The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As discussed in Note 9 to the Financial Statements, the Partnership currently is not in compliance with certain requirements of the HUD regulatory agreement.

         Maturities of the mortgage for each of the next five years and thereafter are as follows:


1998                                      $    24,171
1999                                           22,829
2000                                           24,970
2001                                           27,312
2002                                           29,875
Thereafter                                  2,785,329
                                          ------------
TOTAL                                     $ 2,914,486
                                          ============

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6. FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         The fair value of the mortgage payable, which has a carrying value of $2,914,486 at December 31, 1997, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market. See Note 5 for a description of the terms of the mortgage payable.


7. MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT VENTURE:

         On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI A (RPILP VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. Under the original terms of the agreement, RPILP VI A contributed $497,911, with the Partnership contributing the property net of the first mortgage. On March 1, 1993, RPILP VI A contributed an additional $125,239 to the joint venture. The amended joint venture agreement provides that any income, loss, gain, cash flow or sale proceeds from the joint venture be allocated 60% to the Partnership and 40% to RPILP VI A. The net loss from the date of inception has been allocated to the minority interest as described above and has been recorded as a reduction of the capital contribution. Carriage House of Englewood incurred net losses of $253,956, $299,092 and $229,583 for the years ended December 31, 1997, 1996 and
1995, respectively. The forfeited deposits received on the sale of property, discussed in Note 3, are considered revenues of the Partnership and not allocable to the minority interest.

         A reconciliation of the minority interest share in Carriage House of Englewood Joint Venture is as follows:


                                   1997           1996
                                   ----           ----

Balance, beginning of year      $ 274,180       $ 393,817
Allocated loss                   (101,583)       (119,637)
                                ---------       ---------

Balance, end of year            $ 172,597       $ 274,180
                                =========       =========

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8. INCOME TAXES:

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

         The reconciliation of Partners' Deficit for the years ended December 31, 1997, 1996 and 1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:


                                                1997           1996             1995
                                                ----           ----             ----
Partners' Deficit - Balance Sheet           $(2,902,806)    $(3,047,576)    $(2,784,229)
Add to (deduct from):
  Accumulated difference in depreciation       (965,732)       (960,555)       (995,670)
  Accumulated amortization of
    mortgage discount                           240,000         240,000         240,000
  Syndication costs                             248,000         248,000         248,000
  Reserve for bad debts                         103,826          68,553          40,032
  Other                                           1,711           1,711         (14,080)
  Tax basis adjustment - Joint Venture          (17,085)        (17,085)        (17,085)
                                            -----------     -----------     -----------
Partners' Deficit - tax return purposes     $(3,292,086)    $(3,466,952)    $(3,283,032)
                                            ===========     ===========     ===========


         The reconciliation of net income (loss) for the years ended December 31, 1997, 1996 and 1995, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:

                                                1997           1996        1995
                                                ----           ----        ----

Net income (loss) -
  Statement of operations                    $ 144,770     $(263,347)    $(227,396)

Add to (deduct from):
  Difference in depreciation                    (5,177)       35,115        39,095
  Difference due to reserve for bad debts       35,273        28,521         4,993
  Other                                           --          15,791        (5,280)
  Tax basis adjustment - Joint Venture            --            --          (5,996)
                                             ---------     ---------     ---------
Net income (loss) - tax return purposes      $ 174,866     $(183,920)    $(194,584)
                                             =========     =========     =========

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


9. GOING CONCERN CONSIDERATIONS:

         On May 5, 1992, the Partnership obtained a mortgage insured by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As of December 31, 1997 the partnership was not in compliance with several of these regulations including:

          o Security deposits or an itemized list of claims be returned to tenants within 30 days;

          o The Partnership maintain accounting records in accordance with HUD regulations;

          o There be proper segregation of duties in the cash receipts system;

          o The Partnership submit reliable financial status reports on a timely basis;

          o The Partnership make promptly all payments under the note and mortgage and deposit monthly amounts, as required, into its replacement reserve;

          o The Partnership collect security deposits at the time of the initial lease and in an amount required in the lease agreements; and

          o The Partnership have its Affirmative Housing Market Plan approved by HUD.

         The consequences of the noncompliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

         Given the uncertainty surrounding the outcome of the noncompliance, the Partnership's recurring losses from operations, cash flow difficulties, and partners' deficit, substantial doubt exists about the Partnership's ability to continue as a going concern. Management has responded to HUD regarding the aforementioned noncompliance including its intentions to take corrective action. The ultimate plans are to sell the Partnership's assets. In the interim, management intends to increase rents and reduce expenses. In addition, during the first quarter of 1998, management was able to negotiate the release of all of the property's replacement reserve funds and the suspension of future reserve deposits in an effort to improve cash flow. Negotiations are also in process to reduce the interest rate currently charged on the mortgage.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                         Initial Cost to                                   Gross amounts at which
                                           Partnership                                   Carried at Close of Period
                                    --------------------------                    ---------------------------------------
                                                                     Cost
                                                                  Capitalized
                                       Land         Buildings      Subsequent        Land        Buildings
   Property                             and            and            to              and           and           (1)(2)
  Description        Encumbrances   Improvements   Improvements    Acquisition   Improvements   Improvements       Total
  -----------        ------------   ------------   ------------   ------------   ------------   ------------      ------
Carriage House of
  Englewood
  Dayton, OH          $2,914,486     $  367,500     $2,341,254     $  133,879     $  367,500     $2,475,133     $2,842,633
                      ==========     ==========     ==========     ==========     ==========     ==========     ==========


                                                                        Life on Which
                                                                         Depreciation
                                                                          In Latest
                         (3)(4)                                           Statement
   Property           Accumulated          Date of        Date          Of Operations
  Description         Depreciation      Construction     Acquired        Is Computed
  -----------         ------------      ------------     --------      --------------
Carriage House of
  Englewood
  Dayton, OH           $1,596,577           1971           11/81         15 - 25 Years
                       ==========           ====           =====         =============

SCHEDULE III
(Continued)


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


(1) The aggregate cost for Federal income tax purposes is $2,842,633.


(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1997, 1996 and 1995 follows:

                                      1997           1996           1995
                                      ----           ----           ----

Balance at beginning of period     $2,781,305     $2,772,285     $2,766,285
Additions                              61,328          9,020          6,000
                                   ----------     ----------     ----------
Balance at end of period           $2,842,633     $2,781,305     $2,772,285
                                   ==========     ==========     ==========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 follows:


                                              1997           1996          1995
                                              ----           ----          ----

Balance at beginning of period             $1,596,577     $1,527,236     $1,409,627
Additions charged to cost and expenses
  during the year                                --           69,341        117,609
                                           ----------     ----------     ----------
Balance at end of year (4)                 $1,596,577     $1,596,577     $1,527,236
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


         REALMARK PROPERTY INVESTORS
         LIMITED PARTNERSHIP


By:      /s/ JOSEPH M. JAYSON                                   4/15/98
         ---------------------------                      -------------------
         JOSEPH M. JAYSON,                                         Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ JOSEPH M. JAYSON                                    4/15/98
         -------------------------------                    --------------------
         JOSEPH M. JAYSON                                          Date
         President and Director

         /s/ MICHAEL J. COLMERAUER                               4/15/98
         -------------------------------                    --------------------
         MICHAEL J. COLMERAUER                                     Date
         Secretary

         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         The form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.