Form 10-Q
period 1998-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1998-05-20
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 1998                                                2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                               16-1173249
(State of Formation)                     (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1998, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION
------------------------------
                  Balance Sheets -
                           March 31, 1998 and December 31, 1997          3

                  Statements of Operations -
                           Three Months Ended March 31, 1998 and 1997    4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1998 and 1997    5

                  Statements of Partners' (Deficit) -
                           Three Months Ended March 31, 1998             6

                  Notes to Financial Statements                          7 - 13


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS                                      14 - 15
         -------------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------
                                   (Unaudited)

                                                                             March 31,                December 31,
                                                                               1998                       1997
                                                                               ----                       ----
ASSETS
------

Property, at cost:
     Land                                                            $         182,500           $        182,500
     Land improvements                                                         185,000                    185,000
     Buildings                                                               2,475,133                  2,475,133
     Furniture and fixtures                                                    164,141                    164,141
                                                                    ------------------         ------------------
                                                                             3,006,774                  3,006,774
     Less accumulated depreciation                                           1,753,995                  1,753,995
                                                                    ------------------         ------------------
          Property, net                                                      1,252,779                  1,252,779

Cash                                                                             9,342                          -
Cash - security deposits                                                        20,317                     30,154
Escrow deposits                                                                 51,178                    155,194
Prepaid expenses                                                                 8,484                     15,110
Mortgage costs, net of accumulated
         amortization of $33,971 and $32,536                                   166,980                    168,415
                                                                    ------------------         ------------------

            Total Assets                                            $        1,509,080         $        1,621,652
                                                                    ==================         ==================
LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                 $                -         $          320,993
     Mortgages payable                                                       2,906,142                  2,914,486
     Accounts payable and accrued expenses                                     209,687                    232,164
     Accounts payable - affiliates                                           1,178,601                    780,706
     Accrued interest                                                           21,796                     65,539
     Security deposits and prepaid rent                                         67,025                     42,969
                                                                    ------------------         ------------------
            Total Liabilities                                                4,383,251                  4,356,857
                                                                    ------------------         ------------------

Minority interest in consolidated
     joint venture                                                             117,011                    172,597
                                                                    ------------------         ------------------

Partners' Deficit
     General partners                                                         (969,227)                  (968,393)
     Limited partners                                                       (2,021,955)                (1,939,409)
                                                                    ------------------         ------------------
           Total Partners' Deficit                                          (2,991,182)                (2,907,802)
                                                                    ------------------         ------------------

           Total Liabilities and Partners' (Deficit)                $        1,509,080         $        1,621,652
                                                                    ==================         ==================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                         March 31,                  March 31,
                                                                           1998                       1997
                                                                           ----                       ----
Income:

     Rental                                                         $          144,562         $          156,659
     Interest and other income                                                   7,513                     10,461
                                                                    ------------------         ------------------
     Total income                                                              152,075                    167,120
                                                                    ------------------         ------------------
Expenses:
     Property operations                                                       151,060                     86,091
     Interest:
          Paid to affiliates                                                    26,575                     20,190
          Other                                                                 65,426                     65,862
     Depreciation and amortization
     Administrative:
          Paid to affiliates                                                    29,651                     15,918
          Other                                                                 16,893                     11,787
                                                                    ------------------         ------------------
     Total expenses                                                            291,041                    231,453
                                                                    ------------------         ------------------
Loss before allocation
     to minority interest                                                     (138,966)                   (64,333)

Loss allocated to minority interest                                             55,586                     22,548
                                                                    ------------------         ------------------

Net loss                                                            $          (83,380)        $          (41,785)
                                                                    ==================         ==================

Loss per limited partnership unit                                   $           (26.63)        $           (13.34)
                                                                    ==================         ==================
Distributions per limited partnership unit
                                                                    $                -         $                -
                                                                    ==================         ==================
Weighted average number
  of limited partnership units
  outstanding                                                                    3,100                      3,100
                                                                    ==================         ==================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                          Three Months               Three Months
                                                                              Ended                      Ended
                                                                            March 31,                  March 31,
                                                                              1998                       1997
                                                                              ----                       ----
Cash flow from operating activities:
     Net loss                                                       $          (83,380)        $          (41,785)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                                               1,436                     31,605
     Minority interest share of net loss                                       (55,586)                   (22,548)
Changes in operating assets and liabilities:
     Cash - security deposits                                                    9,837                       (185)
     Escrow deposits                                                           104,016                    (33,177)
     Prepaid expenses                                                            6,626                      7,783
     Accounts payable and accrued expenses                                     (22,477)                   (16,581)
     Accrued interest                                                          (43,743)                     1,379
     Security deposits and prepaid rent                                         24,056                     (3,729)
                                                                    ------------------         ------------------
Net cash (used in) operating activities                                        (59,215)                   (77,238)
                                                                    ------------------         ------------------
Cash flow from investing activities:
     Property additions and net cash
     provided by investing activities                                                -                          -
                                                                    ------------------         ------------------
Cash flows from financing activities:
     Cash overdraft                                                                  -                     85,909
     Accounts payable - affiliates                                             397,894                     (4,060)
     Principal payments on mortgage(s)                                          (8,344)                    (4,611)
     Mortgage costs                                                                  -                          -
                                                                    ------------------         ------------------
Net cash provided by financing activities                                      389,550                     77,238
                                                                    ------------------         ------------------

Increase (decrease) in cash                                                    330,335                          -

Cash - beginning of period                                                    (320,993)                         -
                                                                    ------------------         ------------------

Cash - end of period                                                 $           9,342          $               -
                                                                    ==================         ==================
Supplemental Disclosure of Cash Flow
Information:
     Cash paid for interest                                         $          65,426           $          84,673
                                                                    ==================         ==================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                        Three Months Ended March 31, 1998
                        ---------------------------------
                                   (Unaudited)
                                   -----------


                                         General                       Limited Partners
                                        Partners
                                         Amount                 Units                   Amount
                                         ------                 -----                   ------
Balance, January 1, 1998            $        (968,393)                3,100        $     (1,939,409)


Net loss
                                                 (834)                    -                 (82,546)
                                    ------------------      ---------------        -----------------
Balance, March 31, 1998             $        (969,227)                3,100        $     (2,021,955)
                                    ==================      ===============        =================






                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2.       FORMATION AND OPERATION OF PARTNERSHIP
         --------------------------------------

         RealmarkProperty Investors Limited Partnership (the "Partnership"), a Delaware Limited Partnership, was formed August 28, 1979, to invest in a diversified portfolio of income-producing real estate.

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

         Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991 and 1996, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated. For the three month period ended March 31, 1998, Section 704(b) was not applicable.

         -------------------------------------------------

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting priniples requires management to make estimates and assumptions that affect the reported amounts of assests and liabilities and disclosure of contingent assets an liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         -----------------------------------------------------

         Mortgage Costs
         --------------

         Mortgage costs incurred in obtaining property mortgage financing hace been deferred and are being amortized over the term of the mortgage using the straight line method.

         Property and depreciation
         -------------------------

         Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets and totaled $70,290 and $118,702 for the years ended December 31, 1996 and 1995, respectively. No depreciation was recorded in the year ended December 31, 1997. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes.

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

         Accrued Rent Receivable
         -----------------------

         Due to the nature of accrued rent receivable, all such receivables are fully reserved for as of March 31, 1998 and 1997.

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

5.       MORTGAGES PAYABLE
         -----------------

         Carriage House of Englewood (formerly Gold Key Village Apartments)
         -----------------------------------------------------------------

         On May 5, 1992, the Partnership's first and second mortgages on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes, insurance and repairs and maintenance totaling $8,135. The balance of the mortgage at March 31, 1998 $2,906,142. The mortgage is secured by all of the assets of Carriage House of Englewood.

         The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

         ----------------------------

         The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

               Year                                                 Amount
               ----                                                 ------
               1998                                                  20,871
               1999                                                  22,829
               2000                                                  24,970
               2001                                                  27,312
               2002                                                  29,901
               Thereafter                                         2,780,259
                                                                -----------
               TOTAL                                            $ 2,906,142
                                                                ===========


6.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 requires dislosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts receivable - affiliates, accounts payable - affiliates, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term mature of these instruments.

7.       MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD
         -----------------------------------------------------------------
         JOINT VENTURE
         -------------

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

         The amended agreement now provides that any income, loss, gain, cash flow, or sale proceeds be allocated 60.0% to the Partnership and 40.0% to RPILP VI-A. The net loss from the date of inception has been allocated to the minority interest in accordance with the terms of the agreement and has been recorded as a reduction of the capital contribution. Carriage House of Englewood incurred a net loss of $83,380 for the quarter ended March 31, 1998.

         MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT
         -----------------------------------------------------------------------
         VENTURE (CONTINUED)
         ------------------

         A reconciliation of the minority interest share in Carriage House of Englewood joint venture is as follows:

         Balance, January 1                                   $ 172,597
         Capital contribution                                         -
         Allocated loss                                         (55,586)
                                                              ---------
         Balance, March 31                                    $ 117,011
                                                              =========

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $8700 for the three months ended March 31, 1998 and 1997, respectively.

         The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1998 and 1997.

         Accountspayable - affiliates amounted to $1,178,601 at March 31, 1998. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $26,575 and $20,190 for the three month period ended March 31, 1998 and 1997, respectively.

         Pursuantto the terms of the Partnership agreement, the corporate general partner charged the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication, costs related to partnership accounting, and partner's communication and relations.

         Computerservice charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $758 for the three month periods ended March 31, 1998 and 1997.

         -------------------------------------

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


9.       INCOME TAXES
         ------------

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

         The reconciliation of net loss for the three month periods ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:


                                                    March 31,     March 31,
                                                      1998          1997
                                                      ----          ----
         Net loss -
              Statement of operations               $ (86,672)    $   (41,785)
         (Add to)  deduct from:
              Difference in depreciation                    -           8,779
              Difference in amortization                1,436               -
              Difference in bad debt reserve                -           7,130
              Tax adjustment - Joint Venture                -               -
                                                 ------------   -------------

         Net loss for tax purposes                  $ (85,236)    $   (25,876)
                                                 ============   =============

         -----------------------

         The reconciliation of partners' (deficit) at March 31, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                 March 31,        December 31,
                                                   1998               1997
                                                   ----               ----
         Partners' (Deficit) - balance sheet   $ (3,292,086)     $ (3,089,361)
          Add to (deduct from):
               Accumulated difference in
               depreciation                        (951,776)        ( 951,776)
               Accumulated amortization             241,436           240,000
               Syndication fees                     248,000           248,000
               Reserve for bad debts                 75,683            75,683
               Tax Basis Adjustment
               - Joint Venture                      (17,085)          (17,085)
               Other                                  1,711             1,711
                                             --------------   ---------------

          Partners' (Deficit) - tax return     $ (3,694,117)     $ (3,492,828)
                                             ==============   ===============

         PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

         The Partnership continued to struggle financially during the first quarter of 1998 with declining receipts due to lower occupancy and poorer cash collections. The partnership is still operating with cash flow shortages, with the General Partner advancing funds to the Partnership to cover shortfalls, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,178,601 as of March 31, 1998, all of which is payable on demand.

         The Partnership did not make any distributions during the three month periods ending March 31, 1998 and 1997, nor does it anticipate making any distributions in the near future due to the considerable financial obligations of the Partnership which must be attended to first. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default of its mortgage. If the General Partner ceases to advance funds to the Partnership to cover any negative cash flow, the Partnership could lose the property in a foreclosure. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale. The General Partner continues to market Carriage House of Englewood, the Partnership's one remaining property, to other buyers since the pending sale is subject to a number of contingencies.

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


         Results of Operations:
         ---------------------

         For the quarter ended March 31, 1998, the Partnership's net loss was $83,380 or $26.63 per limited partnership unit. Net loss for the quarter ended March 31, 1997, amounted to $41,785 or $13.34 per unit.

         Partnership revenue for the quarter ended March 31, 1998 totaled $152,075 which is a decrease of over $15,045 from the quarter ended March 31, 1997. The net change between the two periods is a direct result of a decrease in occupancy, increased concessions given to lease vacant units, and an increase in delinquencies at Carriage House of Englewood. Partnership revenues for the period ended March 31, 1997 were $167,120. A decrease in rental income was responsible for the entire decrease in total revenues between the quarters ended March 31, 1998 and 1997; such income decreased from $156,659 in 1997 to $144,562 during the same quarter in 1998. The increase in other income can be attributed to an increase in security deposit forfeitures.

         ----------------------------------

         For the three month period ended March 31, 1998, Partnership expenses totaled $151,060, an increase of $64,969 from the quarter ended March 31, 1997. Increases in payroll and related expenses and repairs and maintenance resulting in an increase in total property operation expenses between the quarters ended March 31, 1998 and 1997. Insurance expense and real estate taxes remained fairly constant between the two quarters. Interest expense, depreciation and amortization fell for the two quarters.

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

         For the three month period March 31, 1998, the tax basis loss was $85,236 or $27.50 per limited partnership unit compared to a tax loss of $25,876 or $8.26 per unit for the three month period ended March 31, 1997.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP



By:      /s/ Joseph M. Jayson                          May 20, 1998
         -----------------------------               -----------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                     May 20, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary