Form 10-Q
period 1998-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1998-08-11
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1998                                                2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                             16-1173249
--------------------                     --------------------------------
(State of Formation)                     (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1998, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
------   ---------------------
                  Balance Sheets -
                           June 30, 1998 and December 31, 1997                          3

                  Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997                    4

                  Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997                      5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997                      6

                  Statements of Partners' (Deficit) -
                           Six Months Ended June 30, 1998 and 1997                      7

                  Notes to Financial Statements                                    8 - 16


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            17 - 18
         ---------------------------------------------


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------
                                   (Unaudited)

                                                                      June 30,                December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------

Property, at cost:
     Land                                                               $ 182,500                 $ 182,500
     Land improvements                                                    185,000                   185,000
     Buildings                                                          2,475,133                 2,475,133
     Furniture and fixtures                                               164,141                   164,141
                                                                  ----------------         -----------------
                                                                        3,006,774                 3,006,774
     Less accumulated depreciation                                      1,753,995                 1,753,995
                                                                  ----------------         -----------------
          Property, net                                                 1,252,779                 1,252,779

Cash - security deposits                                                   19,560                    30,154
Escrow deposits                                                            75,583                   155,194
Prepaid expenses                                                            1,858                    15,110
Mortgage costs, net of accumulated
     amortization of $35,407 and $32,536                                  165,544                   168,415
                                                                  ----------------         -----------------

           Total Assets                                               $ 1,515,324               $ 1,621,652
                                                                  ================         =================

LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                       $ 3,833                 $ 315,892
     Mortgages payable                                                  2,900,984                 2,914,486
     Accounts payable and accrued expenses                                336,207                   232,267
     Accounts payable - affiliates                                      1,225,729                   780,708
     Accrued interest                                                      22,046                    65,539
     Security deposits and prepaid rent                                    53,485                    42,969
                                                                  ----------------         -----------------
           Total Liabilities                                            4,542,284                 4,351,861
                                                                  ----------------         -----------------
Minority interest in consolidated
     joint venture                                                         95,163                   172,597
                                                                  ----------------         -----------------
Partners' (Deficit):
     General partners                                                    (793,714)                 (791,521)
     Limited partners                                                  (2,328,409)               (2,111,285)
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                    (3,122,123)               (2,902,806)
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                   $ 1,515,324               $ 1,621,652
                                                                  ================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1998 and 1997
                    -----------------------------------------
                                   (Unaudited)

                                                                  Three Months                Three Months
                                                                      Ended                       Ended
                                                                    June 30,                    June 30,
                                                                      1998                        1997
                                                                      ----                        ----
Income:
     Rental                                                          $ 157,192                   $ 152,794
     Interest and other income                                           6,398                       5,207
                                                                 --------------              --------------
     Total income                                                      163,590                     158,001
                                                                 --------------              --------------

Expenses:
     Property operations                                               178,135                     107,076
     Interest:
          Paid to affiliates                                            27,125                      20,582
          Other                                                         65,600                      65,757
     Depreciation and amortization                                       1,435                      31,605
     Administrative:
          Paid to affiliates                                             3,363                      19,041
          Other                                                         45,717                      24,040
                                                                 --------------              --------------
     Total expenses                                                    321,375                     268,101
                                                                 --------------              --------------

Income (loss) before allocation
     to minority interest                                             (157,785)                   (110,100)

Loss allocated to minority interest                                     21,848                      37,269

Extraordinary income:
     Deposit on terminated sales contract                                    -                     220,000
                                                                 --------------              --------------

Net income (loss)                                                   $ (135,937)                  $ 147,169
                                                                 ==============              ==============

Income (loss) per limited partnership unit                          $   (43.41)                  $   47.00
                                                                 ==============              ==============

Distributions per limited partnership unit                          $        -                   $       -
                                                                 ==============              ==============

Weighted average number of
     limited partnership units
     outstanding                                                         3,100                       3,100
                                                                 ==============              ==============

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                    Six Months                Six Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                          $ 301,754                 $ 309,453
     Interest and other income                                          13,911                    15,668
                                                               ----------------         -----------------
     Total income                                                      315,665                   325,121
                                                               ----------------         -----------------

Expenses:
     Property operations                                               329,195                   193,167
     Interest:
          Paid to affiliates                                            53,700                    40,772
          Other                                                        131,026                   131,619
     Depreciation and amortization                                       2,871                    63,210
     Administrative:
          Paid to affiliates                                            33,014                    34,959
          Other                                                         62,610                    35,827
                                                               ----------------         -----------------
     Total expenses                                                    612,416                   499,554
                                                               ----------------         -----------------

Income (loss) before allocation
     to minority interest                                             (296,751)                 (174,433)

Loss allocated to minority interest                                     77,434                    59,817

Extraordinary income:
     Deposit on terminated sales contract                                    -                   220,000
                                                               ----------------         -----------------

Net income (loss)                                                   $ (219,317)                $ 105,384
                                                               ================         =================

Income (loss) per limited partnership unit                          $   (70.04)                $   33.65
                                                               ================         =================

Distributions per limited partnership unit                          $        -                 $       -
                                                               ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                         3,100                     3,100
                                                               ================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                    Six Months                Six Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net (loss) income                                             $ (219,317)                $ 105,384

Adjustments to reconcile net (loss) income to net cash
     (used in) provided by
     operating activities:
     Depreciation and amortization                                      2,871                    63,210
     Minority interest share of net loss                              (77,434)                  (59,817)
Changes in operating assets and liabilities:
     Cash - security deposits                                          10,594                      (373)
     Escrow deposits                                                   79,611                    38,999
     Prepaid expenses                                                  13,252                     2,150
     Accounts payable and accrued expenses                            103,941                   (10,621)
     Accrued interest                                                 (43,493)                      (70)
     Security deposits and prepaid rent                                10,516                       543
                                                              ----------------         -----------------
Net cash (used in) provided by operating activities                  (119,459)                  139,405
                                                              ----------------         -----------------

Cash flow from investing activities:
     Property additions and net cash
     (used in) investing activities                                         -                   (31,933)
                                                              ----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                  (312,060)                   94,184
     Accounts payable - affiliates                                    445,021                   (19,530)
     Principal payments on mortgage(s)                                (13,502)                   (9,326)
     Mortgage costs                                                         -                         -
     Deposits received on sale of property                                  -                  (172,800)
                                                              ----------------         -----------------
Net cash provided by (used in) financing activities                   119,459                  (107,472)
                                                              ----------------         -----------------

Increase (decrease) in cash                                                 -                         -

Cash - beginning of period                                                  -                         -
                                                              ----------------         -----------------

Cash - end of period                                                $       -                 $       -
                                                              ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                         $ 228,219                 $ 131,549
                                                              ================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                General
                                                               Partners                        Limited Partners
                                                                Amount                  Units                   Amount
                                                                ------                  -----                   ------
Balance, January 1, 1997                                          $ (792,969)               3,100             $ (2,254,607)

Net income                                                             1,054                    -                  104,330
                                                           ------------------      ---------------        -----------------

Balance, June 30, 1997                                            $ (791,915)               3,100             $ (2,150,277)
                                                           ==================      ===============        =================


Balance, January 1, 1998                                          $ (791,521)               3,100             $ (2,111,285)

Net loss                                                              (2,193)                   -                 (217,124)
                                                           ------------------      ---------------        -----------------

Balance, June 30, 1998                                            $ (793,714)               3,100             $ (2,328,409)
                                                           ==================      ===============        =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)
                                   -----------


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

         Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991, 1996 and 1997, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated.

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

         Mortgage costs
         --------------

         Mortgagecosts incurred in obtaining property mortgage financing have been deferred and are being amortized over the term of the mortgage using the straight-line method.

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

         Accrued rent receivable
         -----------------------

         Due to the nature of accrued rent receivable, all such receivables for apartment complexes are fully reserved for at June 30, 1998 and 1997.

4.       ACQUISITION AND DISPOSITION OF RENTAL PROPERTY  (CONTINUED)
         ----------------------------------------------------------

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the period ended June 30, 1998 totaled approximately $60,000. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

5.       ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
         ----------------------------------------------

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

         ----------------------------------------------------------

         In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,191,451. Management has determined that a sale of the property is in the best interest of the investors. As of June 30, 1997, the contract for the sale of Carriage House of Englewood had been terminated. The equity provider for the purchaser was unwilling to provide the equity necessary to close the deal due to the extent of rehab work needed at the property. Non-refundable deposits on the sale of $220,000 and $150,000 were received and maintained by the registrant; such deposits were recognized as income upon the termination of the sales contract. Management continues to actively market the property.


5.       MORTGAGE PAYABLE
         ----------------

         Carriage House of Englewood (formerly Gold Key Village Apartments)
         -----------------------------------------------------------------

         On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes and insurance totaling $8,135 (note: repairs and maintenance reserve was suspended by HUD during 1997). The balance of the mortgage at June 30, 1998 and 1997 was $2,900,984 and $2,920,940, respectively. The mortgage is secured by all of the assets of the Carriage House of Englewood apartment complex.

         The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

         ----------------------------

         The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

         Year                                                 Amount
         ----                                                 ------
         1998                                               $    24,171
         1999                                                    22,829
         2000                                                    24,970
         2001                                                    27,312
         2002                                                    29,875
         Thereafter                                           2,785,329
                                                            -----------

         TOTAL                                              $ 2,914,486
                                                            ===========


6.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts payable, accrued expenses, accounts payable - affiliates and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         The fair value of the mortgage payable, which has a carrying value of $2,900,984 at June 30, 1998, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market.

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

         MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT
         -----------------------------------------------------------------------
         VENTURE (CONTINUED)
         ------------------

         A reconciliation of the minority interest share in the Carriage House of Englewood Joint Venture is as follows:

         Balance, January 1                              $ 172,597
         Capital contribution                                    -
         Allocated loss                                    (77,434)
                                                         ----------
         Balance, June 30,                               $  95,163
                                                         ==========

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $17,400 and $16,081 for the six months ended June 30, 1998 and 1997, respectively.

         The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1998 and 1997.

         Accounts payable - affiliates amounted to $1,172,029 and $764,931 at June 30, 1998 and 1997, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable affiliates totaled $53,700 and $40,772 for the six month period ended June 30, 1998 and 1997, respectively.

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

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $1,580 for the six month periods ended June 30, 1998 and 1997.

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

         The reconciliation of net (loss) income for the six month periods ended June 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                     June 30,       June 30,
                                                       1998           1997
                                                       ----           ----
         Net (loss) income
              Statement of operations              $(219,317)     $  105,384
         (Add to) deduct from:
              Difference in depreciation             ( 2,589)         17,558
              Difference in amortization                   -               -
              Difference in bad debt reserve          17,637          14,260
              Tax adjustment - Joint Venture               -               -
                                                 -----------    ------------

         Net (loss) income for tax purposes       $ (204,269)     $  137,202
                                                 ===========    ============

         -----------------------

         The reconciliation of partners' (deficit) at June 30, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                  June 30,        December 31,
                                                    1998             1997
                                                    ----             ----
         Partners' (Deficit) - balance sheet     $ (3,122,123)   $ (2,902,806)
           Add to (deduct from):
                Accumulated difference in
                depreciation                      (   968,321)    (   965,732)
                Accumulated amortization              240,000         240,000
                Syndication fees                      248,000         248,000
                Reserve for bad debts                 121,463         103,826
                Tax Basis Adjustment
                - Joint Venture                       (17,085)        (17,085)
                Other                                   1,711           1,711
                                                 ------------    ------------

           Partners' (Deficit) - tax return      $ (3,496,355)   $ (3,292,086)
                                                 ============    ============

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues operating with cash flow shortages due to a decrease in the total revenue generated. The General Partner meanwhile, continues to advance funds to the Partnership to cover cash flow shortages, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,172,029, as of June 30, 1998, and these funds are payable on demand.

The Partnership did not make any distributions during the six month periods ending June 30, 1998 and 1997, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning the mortgage. The General Partner has been corresponding with the United States Department of Housing and Urban Development (HUD) and the mortgagor on the Gold Key property in search of means of obtaining more usable cash to operate the property with. As of this date, neither HUD nor the mortgagor has been willing to refinance the mortgage or change its terms.

The General Partner is attempting to stabilize the property's cash flow by increasing occupancy (i.e., bring it to full occupancy even if it means lowering target rents). With full occupancy will come improved cash flow. The additional cash that comes in can then be used to physically improve the property, to better the landscaping, and to do everything else necessary to make the property more attractive to potential renters. Once cash flow improves, rents can be increased.

The General Partner continues to aggressively seek a buyer for the sole remaining property in this Partnership as it is felt that the sale of the property is in the best interests of the limited partners. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

Results of Operations:
---------------------

For the quarter ended June 30, 1998, the Partnership's net loss was $135,937 or $43.41 per limited partnership unit. Net income for the quarter ended June 30, 1997, amounted to $147,169 or $47.00 per unit. For the six month period ended June 30, 1998, the net loss was $219,317 or $70.04 per limited partnership unit as compared to income of $105,384 or $33.65 per limited partnership unit for the six month period ended June 30, 1997. The net income for both the quarter ended June 30, 1997 and the six months then ended was the result of the Partnership recognizing $220,000 in income from a non-refundable deposit received on the sale of Carriage House of Englewood; this sale fell through and as a result, the deposit was forfeited and therefore recognized as income.

---------------------------------

Partnership revenue for the quarter ended June 30, 1998 totaled $163,590, which is an increase of $5,589 from the quarter ended June 30, 1997. The change between the two years is mostly attributable to an increase in rents being charged at Carriage House of Englewood. Partnership revenues for the quarter ended June 30, 1997 were $158,001. Rental income increased just under $4,400 between the two quarters. For the six month period ended June 30, 1998, Partnership revenue totaled $315,665 a decrease when compared to $325,121 for the same period in the previous year.

For the three month period ended June 30, 1998, Partnership expenses totaled $321,375, an increase of just over $53,000 from the quarter ended June 30, 1997. For the six month period ended June 30, 1998, total expenses increased approximately 23% over those of the same period in 1996. Increases in repairs and maintenance expenses due to increased focus by management on the property's appearance accounted for much of the change in operating expenses. Also, an increase of almost $7,900 in payroll and associated benefits as compared to the previous year continued the trend noted in the first quarter of 1998. Utility costs increased significantly between the six months ended June 30, 1998 and June 30, 1997, while insurance expense decreased over $5,200 and real estate taxes decreased by over $6,600 from the same six month period in the previous year. The increase seen in administrative expenses was due to increases in legal expenses related to evictions and vendor disputes, increased advertising costs due to declining occupancy and increased accounting and auditing charges.

The Partnership is making every effort to control/maintain property operation and administrative expenses, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are expected to keep property operations expenses increasing. Such expenses are deemed necessary in order to improve occupancy.

The property did, during the second quarter of 1997, secure the release of escrowed funds from the U.S. Department of Housing and Urban Development for use in repairing/replacing several roofs. The roof work was completed shortly thereafter.

For the six month period ended June 30, 1998, the tax basis loss amounted to $204,269 or $65.23 per limited partnership unit compared to taxable income of $178,987 or $57.16 per unit for the six month period ended June 30, 1997. The tax basis income is once again due to the recognition of $220,000 in extraordinary income resulting from the cancellation of a sales contract on Carriage House of Englewood (i.e., the funds were received as a non-refundable deposit on such sale).

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP



By:      /s/ Joseph M. Jayson                             August 11, 1998
         ----------------------------               -------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                             August 11, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                        August 11, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary