Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1998-11-12
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File Number
September 30, 1998                                      2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                              16-1173249
--------                                              ----------
(State of Formation)                       (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                             ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1998, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

                  Balance Sheets -
                           September 30, 1998 and December 31, 1997                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1998 and 1997               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1998 and 1997                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1998 and 1997                6

                  Statements of Partners' (Deficit) -
                           Nine Months Ended September 30, 1998 and 1997                7

                  Notes to Financial Statements                                       8 - 16


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               17 - 18
         ---------------------------------------------


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------
                                   (Unaudited)

                                                                   September 30,             December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------

Property, at cost:
     Land                                                             $   182,500               $   182,500
     Land improvements                                                    185,000                   185,000
     Buildings                                                          2,475,133                 2,475,133
     Furniture and fixtures                                               164,141                   164,141
                                                                  ----------------         -----------------
                                                                        3,006,774                 3,006,774
     Less accumulated depreciation                                      1,819,658                 1,753,995
                                                                  ----------------         -----------------
          Property, net                                                 1,187,116                 1,252,779

Cash - security deposits                                                   14,532                    30,154
Escrow deposits                                                            99,988                   155,194
Prepaid expenses                                                                -                    15,110
Mortgage costs, net of accumulated
     amortization of $36,843 and $32,536                                  164,108                   168,415
                                                                  ----------------         -----------------

           Total Assets                                               $ 1,465,744               $ 1,621,652
                                                                  ================         =================



LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                   $       617               $   315,892
     Mortgages payable                                                  2,895,748                 2,914,486
     Accounts payable and accrued expenses                                374,177                   232,267
     Accounts payable - affiliates                                      1,298,866                   780,708
     Accrued interest                                                      22,029                    65,539
     Security deposits and prepaid rent                                    53,944                    42,969
                                                                  ----------------         -----------------
           Total Liabilities                                            4,645,381                 4,351,861
                                                                  ----------------         -----------------

Minority interest in consolidated
     joint venture                                                         29,281                   172,597
                                                                  ----------------         -----------------

Partners' (Deficit):
     General partners                                                    (794,582)                 (791,521)
     Limited partners                                                  (2,414,335)               (2,111,285)
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                    (3,208,918)               (2,902,806)
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                   $ 1,465,744               $ 1,621,652
                                                                  ================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                      Three Months                Three Months
                                                                          Ended                       Ended
                                                                      September 30,               September 30,
                                                                          1998                        1997
                                                                          ----                        ----
Income:
     Rental                                                               $ 149,123                   $ 152,310
     Interest and other income                                                3,492                       1,010
                                                                      --------------              --------------
     Total income                                                           152,615                     153,320
                                                                      --------------              --------------

Expenses:
     Property operations                                                    123,630                     155,583
     Interest:
          Paid to affiliates                                                 37,437                      24,330
          Other                                                              65,255                      65,649
     Depreciation and amortization                                           67,099                      31,605
     Administrative:
          Paid to affiliates                                                  8,939                      11,371
          Other                                                               2,932                       9,421
                                                                      --------------              --------------
     Total expenses                                                         305,292                     297,959
                                                                      --------------              --------------

Income (loss) before allocation
     to minority interest                                                  (152,677)                   (144,639)

Loss allocated to minority interest                                          65,882                      57,706

Extraordinary income:
     Deposit on terminated sales contract                                         -                           -
                                                                      --------------              --------------

Net income (loss)                                                         $ (86,795)                  $ (86,933)
                                                                      ==============              ==============

Income (loss) per limited partnership unit                                $  (27.72)                  $  (27.76)
                                                                      ==============              ==============

Distributions per limited partnership unit                                $       -                   $       -
                                                                      ==============              ==============

Weighted average number of
     limited partnership units
     outstanding                                                              3,100                       3,100
                                                                      ==============              ==============

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                            $  450,877                 $ 461,763
     Interest and other income                                             17,403                    16,678
                                                                  ----------------         -----------------
     Total income                                                         468,280                   478,441
                                                                  ----------------         -----------------

Expenses:
     Property operations                                                  452,825                   348,750
     Interest:
          Paid to affiliates                                               91,137                    65,102
          Other                                                           196,281                   197,268
     Depreciation and amortization                                         69,970                    94,815
     Administrative:
          Paid to affiliates                                               41,953                    46,330
          Other                                                            65,542                    45,248
                                                                  ----------------         -----------------
     Total expenses                                                       917,708                   797,513
                                                                  ----------------         -----------------

Loss before allocation
     to minority interest and extraordinary income                       (449,428)                 (319,072)

Loss allocated to minority interest                                       143,316                   117,523

Extraordinary income:
     Deposit on terminated sales contract                                       -                   220,000
                                                                  ----------------         -----------------

Net (loss) income                                                      $ (306,112)                 $ 18,451
                                                                  ================         =================

(Loss) income per limited partnership unit                             $   (97.76)                 $   5.89
                                                                  ================         =================

Distributions per limited partnership unit                             $        -                  $      -
                                                                  ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                            3,100                     3,100
                                                                  ================         =================


                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net (loss) income                                                 $ (306,112)              $  18,451

Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                         69,970                  94,815
     Minority interest share of net loss                                 (143,316)               (117,523)
Changes in operating assets and liabilities:
     Cash - security deposits                                              15,622                    (561)
     Escrow deposits                                                       55,206                  45,329
     Prepaid expenses                                                      15,110                 (24,778)
     Other assets                                                               -                  39,852
     Accounts payable and accrued expenses                                141,911                  22,475
     Accrued interest                                                     (43,510)                   (106)
     Security deposits and prepaid rent                                    10,975                  (1,119)
                                                                  ----------------       -----------------
Net cash (used in) provided by operating activities                      (184,144)                 76,835
                                                                  ----------------       -----------------

Cash flow from investing activities:
     Property additions and net cash
     (used in) investing activities                                             -                 (31,933)
                                                                  ----------------       -----------------

Cash flows from financing activities:
     Cash overdraft                                                      (315,276)                119,589
     Accounts payable - affiliates                                        518,158                  22,458
     Principal payments on mortgage(s)                                    (18,738)                (14,149)
     Mortgage costs                                                             -                       -
     Deposits received on sale of property                                      -                (172,800)
                                                                  ----------------       -----------------
Net cash provided by (used in) financing activities                       184,144                 (44,902)
                                                                  ----------------       -----------------

Increase (decrease) in cash                                                     -                       -

Cash - beginning of period                                                      -                       -
                                                                  ----------------       -----------------

Cash - end of period                                                    $       -               $       -
                                                                  ================       =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 330,928               $ 197,162
                                                                  ================       =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


                                                                General                       Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------
Balance, January 1, 1997                                          $ (792,969)               3,100             $ (2,254,607)

Net income                                                               185                    -                   18,267
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1997                                       $ (792,784)               3,100             $ (2,236,340)
                                                           ==================      ===============        =================


Balance, January 1, 1998                                          $ (791,521)               3,100             $ (2,111,285)

Net loss                                                              (3,061)                   -                 (303,050)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1998                                       $ (794,582)               3,100             $ (2,414,335)
                                                           ==================      ===============        =================


                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

         ------------------------------------------------------

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

         Accrued rent receivable
         -----------------------

         Due to the nature of accrued rent receivable, all such receivables for this apartment complex are fully reserved for at September 30, 1998 and 1997.

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

        ----------------------------------------------------------

        In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,191,451. Management has determined that a sale of the property is in the best interest of the investors. As of September 30, 1997, the contract for the sale of Carriage House of Englewood had been terminated. The equity provider for the purchaser was unwilling to provide the equity necessary to close the deal due to the extent of rehab work needed at the property. Non-refundable deposits on the sale of $220,000 and $150,000 were received and maintained by the registrant; such deposits were recognized as income upon the termination of the sales contract. Management continues to actively market the property.


5.       MORTGAGE PAYABLE
         ----------------

         Carriage House of Englewood (formerly Gold Key Village Apartments)
         -----------------------------------------------------------------

         On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes and insurance totaling $8,135 (note: repairs and maintenance reserve was suspended by HUD during 1997). The balance of the mortgage at September 30, 1998 and 1997 was $2,895,748 and $2,916,117, respectively. The mortgage is secured by all of the assets of the Carriage House of Englewood apartment complex.

         The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

         ---------------------------

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

         The fair value of the mortgage payable, which has a carrying value of $2,895,748 at September 30, 1998, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market.

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

         MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT
         -----------------------------------------------------------------------
         VENTURE (CONTINUED)
         ------------------

         A reconciliation of the minority interest share in the Carriage House of Englewood Joint Venture is as follows:

         Balance, January 1                                     $ 172,597
         Capital contribution                                           -
         Allocated loss                                          (143,316)
                                                               ----------
         Balance, September 30,                                 $  29,281
                                                               ==========

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $26,100 and $23,800 for the nine months ended September 30, 1998 and 1997, respectively.

         The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1998 and 1997.

         Accounts payable - affiliates amounted to $1,298,748 and $806,919 at September 30, 1998 and 1997, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $91,137 and $65,102 for the nine month period ended September 30, 1998 and 1997, respectively.

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

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $2,370 for the nine month periods ended September 30, 1998 and 1997.

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

         The reconciliation of net (loss) income for the nine month periods ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                       September 30,      September 30,
                                                           1998                1997
                                                           ----                ----
         Net (loss) income
              Statement of operations                 $ (306,112)          $    18,451
         (Add to)  deduct from:
              Difference in depreciation                 ( 3,884)               26,337
              Difference in amortization                       -                     -
              Difference in bad debt reserve              26,455                21,390
              Tax adjustment - Joint Venture                   -                     -
                                                    ------------          ------------

         Net (loss) income for tax purposes           $ (283,541)          $    66,178
                                                    ============          ============

         -----------------------

         The reconciliation of partners' (deficit) at September 30, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                               September 30,               December 31,
                                                   1998                        1997
                                                   ----                        ----
        Partners' (Deficit) - balance sheet   $ (3,208,918)              $ (2,902,806)
          Add to (deduct from):
            Accumulated difference in
            depreciation                          (969,616)                  (965,732)
            Accumulated amortization               240,000                    240,000
            Syndication fees                       248,000                    248,000
            Reserve for bad debts                  130,281                    103,826
            Tax Basis Adjustment
            - Joint Venture                        (17,085)                   (17,085)
            Other                                    1,711                      1,711
                                              ------------              -------------

        Partners' (Deficit) - tax return      $ (3,575,627)              $ (3,292,086)
                                              ============              =============


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues operating with cash flow shortages due to a decrease in the total revenue generated. The General Partner meanwhile, continues to advance funds to the Partnership to cover cash flow shortages, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,298,866, as of September 30, 1998, and these funds are payable on demand.

The Partnership did not make any distributions during the nine month periods ending September 30, 1998 and 1997, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning the mortgage. The General Partner has been corresponding with the United States Department of Housing and Urban Development
(HUD) in search of means of obtaining more usable cash to operate the property with. As of this date, neither HUD nor the mortgagor has been willing to refinance the mortgage or change its terms.

The General Partner continues to try to stabilize the property's cash flow by increasing occupancy (i.e., bring it to full occupancy even if it means lowering target rents). It is believed that with full occupancy will come improved cash flow. The additional cash that comes in can then be used to physically improve the property (e.g., fresh paint, new carpets and appliances, etc.) to make the property more attractive to potential renters. Once cash flow improves, rents can then be increased again.

The General Partner continues to aggressively seek a buyer for the sole remaining property in this Partnership as it is felt that the sale of the property is in the best interests of the limited partners. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

Results of Operations:
---------------------

For the quarter ended September 30, 1998, the Partnership had a net loss of $86,795 or $27.72 per limited partnership unit. For the quarter ended September 30, 1997, a net loss of $86,933 or $27.76 per limited partnership unit was recorded. For the nine month period ended September 30, 1998, the net loss was $306,112 or $97.76 per limited partnership unit as compared to income of $18,451 or $5.89 per limited partnership unit for the nine month period ended September 30, 1997. The net income for the nine months ended September 30, 1997 was the result of the Partnership recognizing $220,000 in income from a non-refundable deposit received on the sale of Carriage House of Englewood; this sale fell through and as a result, the deposit was forfeited and therefore recognized as income.

---------------------------------

Partnership revenue for the quarter ended September 30, 1998 totaled $152,615, which is a slight decrease of $700 from the quarter ended September 30, 1997. Partnership revenues for the quarter ended September 30, 1997 were $153,320. Rental income decreased just under $3,200 between the two quarters. For the nine month period ended September 30, 1998, Partnership revenue totaled $468,280 a decrease when compared to $478,441 for the same period in the previous year. The decrease in revenue is attributable to continual problems with both occupancy and collections.

For the three month period ended September 30, 1998, Partnership expenses totaled $917,708, an increase of just over $7,000 from the quarter ended June 30, 1997. For the nine month period ended September 30, 1998, total expenses increased approximately 15% over those of the same period in 1997. Increases in repairs and maintenance expenses due to increased focus by management on the property's appearance accounted for much of the change in operating expenses. Also, an increase in payroll and associated benefits as compared to the previous year continued the trends noted in the first two quarters of 1998. Utility costs increased significantly between the nine months ended September 30, 1998 and September 30, 1997, while insurance expense and real estate taxes decreased slightly from the same nine month period in the previous year. The increase seen in administrative expenses was due to increases in legal expenses related to evictions and vendor disputes, increased advertising costs due to declining occupancy and increased accounting and auditing charges.

The Partnership is making every effort to control/maintain property operation and administrative expenses, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are expected to keep property operations expenses increasing. Such expenses are deemed necessary in order to improve occupancy.

For the nine month period ended September 30, 1998, the tax basis loss amounted to $283,541 or $90.55 per limited partnership unit compared to taxable income of $66,178 or $21.13 per unit for the nine month period ended September 30, 1997. The tax basis income is once again due to the recognition of $220,000 in extraordinary income resulting from the cancellation of a sales contract on Carriage House of Englewood (i.e., the funds were received as a non-refundable deposit on such sale).

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP



By:      /s/   Joseph M. Jayson                               November 11, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         /s/   Joseph M. Jayson                               November 11, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         President and Director




         /s/   Michael J. Colmerauer                          November 11, 1998
         ---------------------------                          -----------------
         Michael J. Colmerauer                                Date
         Secretary