Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1999-06-03
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 1999                                                2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                             16-1173249
(State of Formation)                      (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1999, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----

                                                                              PAGE NO.
                                                                              --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           March 31, 1999 and December 31, 1998                 3

                  Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998           4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998           5

                  Statements of Partners' (Deficit) -
                           Three Months Ended March 31, 1999 and 1998           6

                  Notes to Financial Statements                              7 - 15


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      16 - 18
         ---------------------------------------------

PART III:  FINANCIAL DATA SCHEDULE
--------   -----------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,                December 31,
                                                                        1999                      1998
                                                                        ----                      ----
ASSETS
------
Property, at cost:
     Land                                                              $   182,500               $   182,500
     Land improvements                                                     185,000                   185,000
     Buildings                                                           2,487,824                 2,487,824
     Furniture and fixtures                                                164,141                   164,141
                                                                  -----------------         -----------------
                                                                         3,019,465                 3,019,465
     Less accumulated depreciation                                       1,753,995                 1,753,995
                                                                  -----------------         -----------------
          Property, net                                                  1,265,470                 1,265,470

Cash                                                                             -                     8,618
Cash - security deposits                                                    29,523                    14,604
Escrow deposits                                                             76,787                    65,464
Prepaid expenses                                                            10,115                    16,738
Mortgage costs, net of accumulated
     amortization of $39,714 and $38,278                                   161,237                   162,673
                                                                  -----------------         -----------------

           Total Assets                                                $ 1,543,132               $ 1,533,567
                                                                  =================         =================



LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Cash overdraft                                                    $     8,220               $         -
     Mortgages payable                                                   2,884,798                 2,890,315
     Accounts payable and accrued expenses                                 267,594                   237,083
     Accounts payable - affiliates                                       1,553,244                 1,471,883
     Accrued interest                                                       21,636                    21,677
     Security deposits and prepaid rent                                     37,557                    42,470
                                                                  -----------------         -----------------
           Total Liabilities                                             4,773,049                 4,663,428
                                                                  -----------------         -----------------

Minority interest in consolidated
     joint venture                                                          44,510                    66,200
                                                                  -----------------         -----------------

Partners' (Deficit):
     General partners                                                     (795,238)                 (794,454)
     Limited partners                                                   (2,479,190)               (2,401,607)
                                                                  -----------------         -----------------
          Total Partners' (Deficit)                                     (3,274,427)               (3,196,061)
                                                                  -----------------         -----------------

          Total Liabilities and Partners' (Deficit)                    $ 1,543,132               $ 1,533,567
                                                                  =================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months              Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                      1998
                                                                        ----                      ----
Income:
     Rental                                                              $ 159,601                 $ 144,562
     Interest and other income                                              14,716                     7,513
                                                                  -----------------         -----------------
     Total income                                                          174,317                   152,075
                                                                  -----------------         -----------------

Expenses:
     Property operations                                                   106,157                   151,060
     Interest:
          To affiliates                                                     41,031                    26,575
          Other                                                             64,950                    65,426
     Depreciation and amortization                                           1,436                     1,436
     Administrative:
          To affiliates                                                     22,078                    29,651
          Other                                                             38,721                    16,893
                                                                  -----------------         -----------------
     Total expenses                                                        274,373                   291,041
                                                                  -----------------         -----------------

Loss before allocation
     to minority interest                                                 (100,056)                 (138,966)

Loss allocated to minority interest                                         21,690                    55,586
                                                                  -----------------         -----------------

Net loss                                                                 $ (78,366)                $ (83,380)
                                                                  =================         =================

Loss per limited partnership unit                                        $  (25.03)                $  (26.63)
                                                                  =================         =================

Distributions per limited partnership unit                               $       -                 $       -
                                                                  =================         =================

Weighted average number of
     limited partnership units
     outstanding                                                             3,100                     3,100
                                                                  =================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                    Three Months              Three Months
                                                                       Ended                     Ended
                                                                     March 31,                 March 31,
                                                                        1999                      1998
                                                                        ----                      ----
Cash flow from operating activities:
     Net loss                                                            $ (78,366)                $ (83,380)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           1,436                     1,436
     Minority interest share of net loss                                   (21,690)                  (55,586)
Changes in operating assets and liabilities:
     Cash - security deposits                                              (14,919)                    9,837
     Escrow deposits                                                       (11,323)                  104,016
     Prepaid expenses                                                        6,623                     6,626
     Accounts payable and accrued expenses                                  30,511                   (22,477)
     Accrued interest                                                          (41)                  (43,743)
     Security deposits and prepaid rent                                     (4,913)                   24,056
                                                                  -----------------         -----------------
Net cash used in operating activities                                      (92,682)                  (59,215)
                                                                  -----------------         -----------------

Cash flow from investing activities:
     Property additions and net cash
     (used in) investing activities                                              -                         -
                                                                  -----------------         -----------------

Cash flows from financing activities:
     Cash overdraft                                                          8,220                         -
     Accounts payable - affiliates                                          81,361                   397,894
     Principal payments on mortgage(s)                                      (5,517)                   (8,344)
     Mortgage costs                                                              -                         -
                                                                  -----------------         -----------------
Net cash provided by financing activities                                   84,064                   389,550
                                                                  -----------------         -----------------

(Decrease) increase in cash                                                 (8,618)                  330,335

Cash - beginning of period                                                   8,618                  (320,993)
                                                                  -----------------         -----------------

Cash - end of period                                                      $      -                  $  9,342
                                                                  =================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                               $ 64,991                  $ 65,426
                                                                  =================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (968,393)               3,100              $ (1,939,409)

Net loss                                                                (834)                   -                   (82,546)
                                                            -----------------       --------------        ------------------

Balance, March 31, 1998                                           $ (969,227)               3,100              $ (2,021,955)
                                                            =================       ==============        ==================




Balance, January 1, 1999                                          $ (794,454)               3,100              $ (2,401,607)

Net loss                                                                (784)                   -                   (77,583)
                                                            -----------------       --------------        ------------------

Balance, March 31, 1999                                           $ (795,238)               3,100              $ (2,479,190)
                                                            =================       ==============        ==================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

        Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991, and 1996 through 1998, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, and 1992 through 1995, the Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated.

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

        Minority interest in consolidated joint venture
        -----------------------------------------------

        The minority interest in a consolidated joint venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses. The Carriage House Joint Venture is consolidated in the Partnership's financial statements because the Partnership is majority owner and exerts significant control over its operations.

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

        Accrued rent receivable
        -----------------------

        Due to the nature of accrued rent receivable, all such receivables are fully reserved for at March 31, 1999 and 1998.

        ------------------------------------------  -----------

        Comprehensive Income
        --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its limited partners.


4.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (CONTINUED)
        ----------------------------------------------------------

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the three month periods ended March 31, 1999 and 1998 totaled approximately $30,000 each. Management believes that the property's fair value has not changed significantly since being classified as held for sale.


5.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
        ----------------------------------------------

        In November 1981, the Partnership acquired a 144 unit apartment complex (Carriage House of Englewood, formerly Gold Key Village Apartments) located in Englewood, Ohio, for a purchase price of $2,860,754, which included $191,872 in acquisition fees.

        ----------------------------------------------------------

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

        In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,265,470 at March 31, 1999 and 1998. Management has determined that a sale of the property is in the best interest of the investors. Carriage House of Englewood incurred losses of $54,225 and $138,966 for the three months ended March 31, 1999 and 1998, respectively. Management continues to actively market the property.


6.      MORTGAGE PAYABLE
        ----------------

        Carriage House of Englewood (formerly Gold Key Village Apartments)
        ------------------------------------------------------------------

        On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes and insurance totaling $8,135 (note: repairs and maintenance reserve was suspended by HUD during 1997). The balance of the mortgage at March 31, 1999 and 1998 was $2,884,798 and $2,906,142,
        respectively. The mortgage is secured by all of the assets of the Carriage House of Englewood apartment complex.

        The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

        ---------------------------

        The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

                  Year                                   Amount
                  ----                                   ------

                  1999                               $    22,829
                  2000                                    24,970
                  2001                                    27,312
                  2002                                    29,875
                  2003                                    32,677
                  Thereafter                           2,752,652
                                                     -----------

                  TOTAL                              $ 2,890,315
                                                     ===========


7.      FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of cash, accounts receivable, accounts payable, accrued expenses, accounts payable - affiliates and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        The fair value of the mortgage payable, which has a carrying value of $2,884,798 at March 31, 1999, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market.
        See Note 5 for a description of the terms of the mortgage payable.


8.      MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF
        -------------------------------------------------------
        ENGLEWOOD JOINT VENTURE
        -----------------------

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

        A reconciliation of the minority interest share in the Carriage House of Englewood Joint Venture is as follows:

        Balance, January 1, 1999                              $   66,200
        Allocated loss                                           (21,690)
                                                              ----------
        Balance, March 31, 1999                               $   44,510
                                                              ==========


9.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $8,700 for each of the three months ended March 31, 1999 and 1998.

        The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1999 and 1998.

        Accounts payable - affiliates amounted to $1,553,244 and $1,178,601 at March 31, 1999 and 1998, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $41,031 and $26,575 for the three month period ended March 31, 1999 and 1998, respectively.

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

        --------------------------------------

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled approximately $760 for the three month periods ended March 31, 1999 and 1998.

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

10.     INCOME TAXES
        ------------

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

        The reconciliation of net loss for the three month periods ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                       March 31,                 March 31,
                                                         1999                      1998
                                                         ----                      ----
        Net loss -
             Statement of operations                 $( 78,366)                 $  (86,672)
        (Add to)  deduct from:
             Difference in depreciation               (    915)                          -
             Difference in amortization                      -                       1,436
             Difference in bad debt reserve              5,800                           -
             Tax adjustment - Joint Venture                  -                           -
                                                     ---------                ------------

        Net loss for tax purposes                    $( 73,481)                 $  (85,236)
                                                     =========                ============

        ------------------------

        The reconciliation of partners' (deficit) at March 31, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                       March 31,                December 31,
                                                         1999                       1998
                                                         ----                       ----
        Partners' (Deficit) - balance sheet          $ (3,274,427)              $ (3,196,061)
         Add to (deduct from):
              Accumulated difference in
              depreciation                            (   970,304)               (   969,389)
              Accumulated amortization                    240,000                    240,000
              Syndication fees                            248,000                    248,000
              Reserve for bad debts                       133,159                    127,359
               Tax Basis Adjustment
               - Joint Venture                            (17,085)                   (17,085)
              Other                                         1,711                      1,711
                                                  ---------------             --------------

         Partners' (Deficit) - tax return            $ (3,638,946)              $ (3,565,465)
                                                  ===============            ===============

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

        Liquidity and Capital Resources
        -------------------------------

        The Partnership continues operating with cash flow shortages and large losses from operations. Although total revenue increased and expenses decreased when comparing the three months ended March 31, 1999 and 1998, the Partnership still relies on funds advanced from the Corporate General Partner and/or its affiliates. Additionally, the Corporate General Partner and/or its affiliates have not taken fees or reimbursements they are entitled to so that the Partnership may otherwise cover its other obligations. The General Partner is under no obligation to make advances and there is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,553,244, as of March 31, 1999; these funds are payable on demand. Interest is being accrued quarterly on the average outstanding balance at the rate of 11% per annum.

        The Partnership did not make any distributions during the three month periods ending March 31, 1999 and 1998, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning the mortgage. The General Partner has been corresponding with the United States Department of Housing and Urban Development (HUD) and the mortgagor on the Carriage House property in search of means of obtaining more usable cash to operate the property with. During 1998, management worked with the United States Department of Housing and Urban Development (HUD) and the mortgagee on the property to obtain consent for a "partial payment of claim". This would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. The additional cash flow is intended to be used to both fund operations and to do needed capital improvements to the property. Conditions which must be met for acceptance of this plan include a willing lender (i.e., a mortgagee who voluntarily accepts partial payments under the loan agreement and is willing to recast the remaining mortgage under new terms and conditions) and the ability to prove to HUD that the poor performance of the property is due to market conditions which are beyond the control of the owner. The Partnership's first and second applications for a partial payment of claim were rejected by HUD, but meetings and discussions between HUD, the mortgagee and the General Partner continue.

        Liquidity and Capital Resources (Cont'd.)
        ----------------------------------------

        The General Partner is attempting to stabilize the property's cash flow by increasing occupancy (i.e., bring it to full occupancy even if it means lowering target rents). With full occupancy will come improved cash flow. The additional cash that comes in can then be used to physically improve the property, to better the landscaping, and to do everything else necessary to make the property more attractive to potential renters. Once cash flow improves, rents can be increased. At March 31, 1999, occupancy reached the mid-80's; management believes the complex will continue to see a steady increase in occupancy over the next several months.

        The General Partner continues to aggressively seek a buyer for the sole remaining property in this Partnership as it is felt that the sale of the property is in the best interests of the limited partners. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

        The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $10,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $10,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses; management believes that the utility companies it contracts for service with, due to the nature of their service, have evaluated the Year 2000 issue and its impact on their services, and expect that it will not negatively affect its users.

        Results of Operations:
        ----------------------

        For the three months ended March 31, 1999, the Partnership's net loss was $78,366 or $25.03 per limited partnership unit. Net loss for the quarter ended March 31, 1998, amounted to $83,380 or $26.63 per unit.

        Partnership revenue for the three months ended March 31, 1999 totaled $174,317, which is an increase of approximately $22,000 from the quarter ended March 31, 1998. Rental income increased by approximately $15,000 between the three months ended March 31, 1999 and 1998; rental income for the three months ended March 31, 1999 and 1998 totaled $159,601 and $144,562, respectively. The change between the two periods is attributable to increased occupancy and improved collections. For the three month period ended March 31, 1999, interest and other income totaled $14,716, an increase of approximately $7,200 or 100% from that reported at March 31, 1998.

        For the three month period ended March 31, 1999, Partnership expenses totaled $274,373, a decrease of approximately $16,700 from the same three month period in 1998. Property operations expenses decreased approximately $45,000 between the three months ended March 31, 1999 and 1998. Approximately $11,000 of the decrease in operations expenses was due to lower payroll and associated costs; $9,200 was due to decreased repairs and maintenance expenses; $5,200 was the result of lower utility costs; and $2,900 was due to decreased costs associated with contracted services. Due to cash flow constraints, the property has had to "cut back" on the number of on-site maintenance staff, while also having to perform more of the property's maintenance with its on-site employees as opposed to hiring outside contractors at what would typically result in higher costs. For the three months ended March 31, 1999, insurance expense and real estate taxes remained virtually unchanged from those expenses incurred during the same three month period in 1998. The increase seen in other administrative expenses of approximately $22,000 was primarily due to increases in costs associated with updating and maintaining furnished models at the complex and increased advertising costs incurred in order to increase traffic of potential renters. A decrease in administrative expenses paid/accrued to affiliates was the result of a decrease in accounting and portfolio management fees.

        The Partnership is making every effort to control/maintain property operation and administrative expenses, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are expected to result in higher property operations expenses in the next quarter of 1999. Such expenses are deemed necessary in order to improve occupancy.

        For the three month period ended March 31, 1999, the tax basis loss amounted to $73,481 or $23.47 per limited partnership unit compared to a taxable loss of $85,236 or $27.22 per unit for the three month period ended March 31, 1998.

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

        REALMARK PROPERTY INVESTORS
        LIMITED PARTNERSHIP

        By:       /s/  Joseph M. Jayson                                June 1, 1999
                  --------------------------------------------         -------------------------
                  Joseph M. Jayson,                                    Date
                  Individual General Partner



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        By:       REALMARK PROPERTIES, INC.
                  Corporate General Partner


                  /s/  Joseph M. Jayson                                June 2, 1999
                  --------------------------------------------         -------------------------
                  Joseph M. Jayson,                                    Date
                  President and Director


                  /s/  Judith P. Jayson                                June 2, 1999
                  --------------------------------------------         -------------------------
                  Judith P. Jayson,                                    Date
                  Director


                  /s/  Michael J. Colmerauer                           June 2, 1999
                  --------------------------------------------         -------------------------
                  Michael J. Colmerauer                                Date
                  Secretary