Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1999-08-27
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1999                                               2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

Delaware                                                 16-1173249
--------                                                 ----------
(State of Formation)                         (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1999, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----



                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

                  Balance Sheets -
                           June 30, 1999 and December 31, 1998                          3

                  Statements of Operations -
                           Three Months Ended June 30, 1999 and 1998                    4

                  Statements of Operations -
                           Six Months Ended June 30, 1999 and 1998                      5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1999 and 1998                      6

                  Statements of Partners' (Deficit) -
                           Six Months Ended June 30, 1999 and 1998                      7

                  Notes to Financial Statements                                       8 - 16


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                  17 - 19
         ----------



PART III:  FINANCIAL DATA SCHEDULE
--------   -----------------------



                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------
                                   (Unaudited)

                                                                      June 30,                December 31,
                                                                        1999                      1998
                                                                        ----                      ----
ASSETS
------

Property, at cost:
     Land                                                                $ 182,500                 $ 182,500
     Land improvements                                                     185,000                   185,000
     Buildings                                                           2,487,824                 2,487,824
     Furniture and fixtures                                                164,141                   164,141
                                                                  -----------------         -----------------
                                                                         3,019,465                 3,019,465
     Less accumulated depreciation                                       1,753,995                 1,753,995
                                                                  -----------------         -----------------
          Property, net                                                  1,265,470                 1,265,470

Cash                                                                             -                     8,618
Cash - security deposits                                                    39,056                    14,604
Escrow deposits                                                             98,338                    65,464
Prepaid expenses                                                             2,210                    16,738
Mortgage costs, net of accumulated
     amortization of $41,149 and $38,278                                   159,802                   162,673
                                                                  -----------------         -----------------

           Total Assets                                                $ 1,564,876               $ 1,533,567
                                                                  =================         =================



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                                    $     6,198               $         -
     Mortgages payable                                                   2,879,156                 2,890,315
     Accounts payable and accrued expenses                                 262,662                   237,083
     Accounts payable - affiliates                                       1,653,357                 1,471,883
     Accrued interest                                                       21,636                    21,677
     Security deposits and prepaid rent                                     49,123                    42,470
                                                                  -----------------         -----------------
           Total Liabilities                                             4,872,132                 4,663,428
                                                                  -----------------         -----------------

Minority interest in consolidated
     joint venture                                                          31,678                    66,200
                                                                  -----------------         -----------------

Partners' (Deficit):
     General partners                                                     (795,883)                 (794,454)
     Limited partners                                                   (2,543,052)               (2,401,607)
                                                                  -----------------         -----------------
          Total Partners' (Deficit)                                     (3,338,934)               (3,196,061)
                                                                  -----------------         -----------------

          Total Liabilities and Partners' (Deficit)                    $ 1,564,876               $ 1,533,567
                                                                  =================         =================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1999 and 1998
                    -----------------------------------------
                                   (Unaudited)

                                                                       Three Months               Three Months
                                                                           Ended                      Ended
                                                                         June 30,                   June 30,
                                                                           1999                       1998
                                                                           ----                       ----
Income:
     Rental                                                                $ 177,766                  $ 157,192
     Interest and other income                                                21,088                      6,398
                                                                       --------------             --------------
     Total income                                                            198,854                    163,590
                                                                       --------------             --------------

Expenses:
     Property operations                                                     119,815                    178,135
     Interest:
          To affiliates                                                       42,613                     27,125
          Other                                                               64,865                     65,600
     Depreciation and amortization                                             1,435                      1,435
     Administrative:
          To affiliates                                                       24,033                      3,363
          Other                                                               23,432                     45,717
                                                                       --------------             --------------
     Total expenses                                                          276,193                    321,375
                                                                       --------------             --------------

Loss before allocation
     to minority interest                                                    (77,339)                  (157,785)

Loss allocated to minority interest                                           12,832                     21,848
                                                                       --------------             --------------

Net loss                                                                   $ (64,507)                $ (135,937)
                                                                       ==============             ==============


Loss per limited partnership unit                                          $  (20.60)                $   (43.41)
                                                                       ==============             ==============


Distributions per limited partnership unit                                 $       -                 $        -
                                                                       ==============             ==============

Weighted average number of
     limited partnership units
     outstanding                                                               3,100                      3,100
                                                                       ==============             ==============


                        See notes to financial statements


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                     Six Months                Six Months
                                                                       Ended                     Ended
                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                        ----                      ----
Income:
     Rental                                                              $ 337,367                 $ 301,754
     Interest and other income                                              35,804                    13,911
                                                                  -----------------         -----------------
     Total income                                                          373,171                   315,665
                                                                  -----------------         -----------------

Expenses:
     Property operations                                                   225,972                   329,195
     Interest:
          To affiliates                                                     83,644                    53,700
          Other                                                            129,815                   131,026
     Depreciation and amortization                                           2,871                     2,871
     Administrative:
          To affiliates                                                     46,111                    33,014
          Other                                                             62,153                    62,610
                                                                  -----------------         -----------------
     Total expenses                                                        550,566                   612,416
                                                                  -----------------         -----------------

Loss before allocation
     to minority interest                                                 (177,395)                 (296,751)

Loss allocated to minority interest                                         34,522                    77,434
                                                                  -----------------         -----------------

Net loss                                                                $ (142,873)               $ (219,317)
                                                                  =================         =================


Loss per limited partnership unit                                       $   (45.63)               $   (70.04)
                                                                  =================         =================


Distributions per limited partnership unit                              $        -                $        -
                                                                  =================         =================

Weighted average number of
     limited partnership units
     outstanding                                                             3,100                     3,100
                                                                  =================         =================


                        See notes to financial statements


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                                     Six Months                Six Months
                                                                       Ended                     Ended
                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                        ----                      ----
Cash flow from operating activities:
     Net loss                                                           $ (142,873)               $ (219,317)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           2,871                     2,871
     Minority interest share of net loss                                   (34,522)                  (77,434)
Changes in operating assets and liabilities:
     Cash - security deposits                                              (24,452)                   10,594
     Escrow deposits                                                       (32,874)                   79,611
     Prepaid expenses                                                       14,528                    13,252
     Accounts payable and accrued expenses                                  25,580                   103,941
     Accrued interest                                                          (41)                  (43,493)
     Security deposits and prepaid rent                                      6,653                    10,516
                                                                  -----------------         -----------------
Net cash used in operating activities                                     (185,130)                 (119,459)
                                                                  -----------------         -----------------

Cash flow from investing activities:
     Property additions and net cash
     (used in) investing activities                                              -                         -
                                                                  -----------------         -----------------


Cash flows from financing activities:
     Cash overdraft                                                          6,197                  (312,060)
     Accounts payable - affiliates                                         181,474                   445,021
     Principal payments on mortgage(s)                                     (11,159)                  (13,502)
     Mortgage costs                                                              -                         -
                                                                  -----------------         -----------------
Net cash provided by financing activities                                  176,512                   119,459
                                                                  -----------------         -----------------


Decrease in cash                                                            (8,618)                        -

Cash - beginning of period                                                   8,618                         -
                                                                  -----------------         -----------------

Cash - end of period                                                     $       -                 $       -
                                                                  =================         =================



Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $ 213,500                 $ 228,219
                                                                  =================         =================


                        See notes to financial statements


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                          $ (791,521)               3,100              $ (2,111,285)

Net income                                                            (2,193)                   -                  (217,124)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1998                                            $ (793,714)               3,100              $ (2,328,409)
                                                            =================       ==============        ==================


Balance, January 1, 1999                                          $ (794,454)               3,100              $ (2,401,607)

Net loss                                                              (1,429)                   -                  (141,445)
                                                            -----------------       --------------        ------------------

Balance, June 30, 1999                                            $ (795,883)               3,100              $ (2,543,052)
                                                            =================       ==============        ==================

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        Accrued rent receivable
        -----------------------

        Due to the nature of accrued rent receivable, all such receivables for apartment complexes are fully reserved for at June 30, 1999 and 1998.

        -----------------------------------------------------

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


4.      ACQUISITION AND DISPOSITION OF RENTAL PROPERTY (CONTINUED)
        ---------------------------------------------------------

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the periods ended June 30, 1999 and 1998 totaled approximately $60,000. Management believes that the property's fair value has not changed significantly since being classified as held for sale.


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


6.      MORTGAGE PAYABLE
        ----------------

        Carriage House of Englewood (formerly Gold Key Village Apartments)
        -----------------------------------------------------------------

        On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes and insurance totaling $8,135 (note: repairs and maintenance reserve was suspended by HUD during 1997). The balance of the mortgage at June 30, 1999 and 1998 was $2,879,156 and $2,900,984,
        respectively. The mortgage is secured by all of the assets of the Carriage House of Englewood apartment complex.

        The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

        ----------------------------

        The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

                  Year                                         Amount
                  ----                                         ------

                  1999                                      $     22,829
                  2000                                            24,970
                  2001                                            27,312
                  2002                                            29,875
                  2003                                            32,677
                  Thereafter                                   2,752,652
                                                            ------------

                  TOTAL                                      $ 2,890,315
                                                            ============


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

        The fair value of the mortgage payable, which has a carrying value of $2,879,156 at June 30, 1999, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market. See Note 5 for a description of the terms of the mortgage payable.


8.      MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT
        -----------------------------------------------------------------------
        VENTURE
        -------

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

        MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT
        -----------------------------------------------------------------------
        VENTURE (CONTINUED)
        -------------------

        The amended agreement now provides that any income, loss, gain, cash flow, or sale proceeds be allocated 60.0% to the Partnership and 40.0% to RPILP VI-A. The net loss from the date of inception has been allocated to the minority interest in accordance with the terms of the agreement and has been recorded as a reduction of the capital contribution.

        A reconciliation of the minority interest share in the Carriage House of Englewood Joint Venture is as follows:

                                                  1999              1998
                                                  ----              ----

        Balance, January 1                   $   66,200         $  172,597
        Capital contribution                          -                  -
        Allocated loss                          (34,522)          ( 77,434)
                                             ----------       ------------
        Balance, June 30                     $   31,678         $   95,163
                                             ==========       ============


9.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $17,400 for both the six months ended June 30, 1999 and 1998.

        The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1999 and 1998.

        Accounts payable - affiliates amounted to $1,653,357 and $1,172,029 at June 30, 1999 and 1998, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $83,644 and $53,700 for the six month periods ended June 30, 1999 and 1998, respectively.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        --------------------------------------

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $1,580 for the six month periods ended June 30, 1999 and 1998.

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

        The reconciliation of net (loss) income for the six month periods ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                       June 30,                  June 30,
                                                         1999                      1998
                                                         ----                      ----
        Net loss -
             Statement of operations                 $(142,873)                 $ (219,317)
        (Add to)  deduct from:
             Difference in depreciation                ( 1,830)                  (   2,589)
             Difference in amortization                      -                           -
             Difference in bad debt reserve             11,600                      17,637
             Tax adjustment - Joint Venture                  -                           -
                                                     ---------                ------------

        Net loss for tax purposes                    $(133,103)                $  (204,269)
                                                     =========                ============



        ------------------------

        The reconciliation of partners' (deficit) at June 30, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                         June 30,                  December 31,
                                                           1999                       1998
                                                           ----                       ----
        Partners' (Deficit) - balance sheet             $ (3,338,934)              $ (3,196,061)
         Add to (deduct from):
              Accumulated difference in
              depreciation                               (   971,219)               (   969,389)
              Accumulated amortization                       240,000                    240,000
              Syndication fees                               248,000                    248,000
              Reserve for bad debts                          138,959                    127,359
               Tax Basis Adjustment
               - Joint Venture                               (17,085)                   (17,085)
              Other                                            1,711                      1,711
                                                     ---------------            ---------------

         Partners' (Deficit) - tax return               $ (3,698,568)              $ (3,565,465)
                                                     ===============            ===============

                                      -16-

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues operating with cash flow shortages and continued losses from operations. The General Partner meanwhile, continues to advance funds to the Partnership to cover cash flow shortages, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The advances from the General Partners and/or affiliates are in the form of accrued, but unpaid management fees and reimbursements for expenses paid on behalf of the Partnership, as well as actual cash advances to assist the Partnership in meeting its obligations. The General Partner has advanced $1,653,357, as of June 30, 1999; these funds are payable on demand.

The Partnership did not make any distributions during the six month periods ending June 30, 1999 and 1998, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning the mortgage. The General Partner had requested a modification of the terms of the mortgage according to the United States Department of Housing and Urban Development's (HUD's) "Partial Payment of Claim" program which would modify a portion of the existing mortgage making it a second mortgage to be paid from cash flow. As of this date, neither HUD nor the mortgagor has been willing to refinance the mortgage or change its terms.

The General Partner is putting all efforts into increasing occupancy. With increased occupancy, management feels improved cash flow will follow. The additional cash that comes in can then be used to physically improve the property, to better the landscaping, and to do everything else necessary to make the property more attractive to potential renters.

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

-------------------------------------------

Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is currently expected to be completed by September 30, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $10,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $10,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses; management believes that the utility companies it contracts for service with, due to the nature of their service, have evaluated the Year 2000 issue and its impact on their services, and expect that it will not negatively affect its users.

The General Partner continues to aggressively seek a buyer for the sole remaining property in this Partnership as it is felt that the sale of the property is in the best interests of the limited partners. At this date, no sales contracts on the property exist. Additionally, at this time, it is highly unlikely that the Limited Partners will receive any proceeds from a sale.

Results of Operations:
----------------------

For the quarter ended June 30, 1999, the Partnership's net loss was $64,507 or $20.60 per limited partnership unit. Net loss for the quarter ended June 30, 1998, amounted to $135,937 or $43.41 per unit. For the six month period ended June 30, 1999, the net loss was $142,873 or $45.63 per limited partnership unit as compared to a loss of $219,317 or $70.04 per limited partnership unit for the six month period ended June 30, 1998.

Partnership revenue for the quarter ended June 30, 1999 totaled $198,854, which is an increase of approximately $35,000 or 22% from the quarter ended June 30, 1998 when revenue totaled $163,590. The change between the two years is attributable to an increase in occupancy (approximately 92% at June 30, 1999), decreased delinquencies (although still relatively high), and increased rents charged at Carriage House of Englewood. Rental income increased just over $20,500 between the two quarters. For the six month period ended June 30, 1999, Partnership revenue totaled $373,171 an increase of approximately $57,500 when compared to revenue totaling $315,665 for the same period in the previous year.

----------------------------------

For the three month period ended June 30, 1999, Partnership expenses totaled $276,193, a decrease of just over $45,000 from the quarter ended June 30, 1998. For the six month period ended June 30, 1999, total expenses decreased approximately 10% over those of the same period in 1998; expenses totaled $550,566 and $612,416 for the six months ended June 30, 1999 and 1998, respectively. Property operations expenses decreased from $329,195 for the six months ended June 30, 1998 to $225,972 for the six months ended June 30, 1999; the total decrease in property operations was approximately $103,000. Payroll and related costs, repairs and maintenance expenses, and contracted services all decreased notably between the two six month periods. Utility costs, insurance and real estate taxes all remained fairly constant (i.e., only slight changes were noted) when comparing the six months ended June 30, 1999 and 1998. The increase seen in administrative expenses to affiliates was due to increases in accounting and portfolio management fees and other service fees resulting from increased reporting responsibilities mandated by HUD, the insurer of the mortgage on Carriage House of Englewood.

The Partnership is making every effort to control/maintain property operation and administrative expenses, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are expected to keep property operations expenses increasing. Such expenses are deemed necessary in order to improve occupancy.

For the six month period ended June 30, 1999, the tax basis loss amounted to approximately $133,103 or $42.51 per limited partnership unit compared to a taxable loss of approximately $204,269 or $65.23 per unit for the six month period ended June 30, 1998.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP


By:      /s/  Joseph M. Jayson                                August 26, 1999
         ---------------------                                ---------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer