Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 1999-11-22
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 1999                                           2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its Charter)

     Delaware                                    16-1173249
     --------                                    ----------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----


Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1999, the issuer had 3,100 units of limited partnership interest outstanding.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------

         Balance Sheets -
                  September 30, 1999 and December 31, 1998                 3

         Statements of Operations -
                  Three Months Ended September 30, 1999 and 1998           4

         Statements of Operations -
                  Nine Months Ended September 30, 1999 and 1998            5

         Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998            6

         Statements of Partners' (Deficit) -
                  Nine Months Ended September 30, 1999 and 1998            7

         Notes to Financial Statements                                8 - 16

PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------  FINANCIAL CONDITION AND RESULTS OF
          ----------------------------------
          OPERATIONS                                                 17 - 19
          ----------



PART III: FINANCIAL DATA SCHEDULE                                         22
--------- -----------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)


                                                                        September 30,               December 31,
                                                                            1999                        1998
                                                                            ----                        ----
ASSETS
------


Property, at cost:
     Land                                                               $   182,500                 $   182,500
     Land improvements                                                      185,000                     185,000
     Buildings                                                            2,487,824                   2,487,824
     Furniture and fixtures                                                 164,141                     164,141
                                                                        -----------                  ----------
                                                                          3,019,465                   3,019,465
     Less accumulated depreciation                                        1,753,995                   1,753,995
                                                                        -----------                  ----------
          Property, net                                                   1,265,470                   1,265,470

Cash                                                                              -                       8,618
Cash - security deposits                                                     40,215                      14,604
Escrow deposits                                                              30,651                      65,464
Prepaid expenses                                                              8,230                      16,738
Mortgage costs, net of accumulated
     amortization of $43,063 and $38,278                                    157,888                     162,673
Other assets                                                                    205                           -
                                                                        -----------                  ----------
            Total Assets                                                $ 1,502,659                 $ 1,533,567
                                                                        ===========                 ===========

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                                     $     3,699                 $         -
     Mortgages payable                                                    2,873,387                   2,890,315
     Accounts payable and accrued expenses                                  248,274                     237,083
     Accounts payable - affiliates                                        1,714,625                   1,471,883
     Accrued interest                                                        21,636                      21,677
     Security deposits and prepaid rent                                      51,936                      42,470
                                                                        -----------                  ----------
            Total Liabilities                                             4,913,557                   4,663,428
                                                                        -----------                  ----------
Minority interest in consolidated
     joint venture                                                            8,533                      66,200
                                                                        -----------                  ----------
Partners' Deficit:
     General partners                                                      (796,688)                   (794,454)
     Limited partners                                                    (2,622,743)                 (2,401,607)
                                                                        -----------                  ----------
           Total Partners' Deficit                                       (3,419,431)                 (3,196,061)
                                                                        -----------                  ----------
           Total Liabilities and Partners' Deficit                      $ 1,502,659                 $ 1,533,567
                                                                        ===========                 ===========



                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)



                                                                   Three Months                 Three Months
                                                                      Ended                        Ended
                                                                  September 30,                September 30,
                                                                       1999                         1998
                                                                      -----                         ----

Income:
     Rental                                                            $ 178,151                    $ 149,123
     Interest and other income                                            13,188                        3,492
                                                                  ---------------              ---------------
     Total income                                                        191,339                      152,615
                                                                  ---------------              ---------------

Expenses:
     Property operations                                                 131,816                      123,630
     Interest:
          To affiliates                                                   42,592                       37,437
          Other                                                           64,742                       65,255
     Depreciation and amortization                                         1,914                       67,099
     Administrative:
          To affiliates                                                   32,666                        8,939
          Other                                                           21,251                        2,932
                                                                  ---------------              ---------------
     Total expenses                                                      294,981                      305,292
                                                                  ---------------              ---------------

Loss before allocation
     to minority interest                                               (103,642)                    (152,677)

Loss allocated to minority interest                                       23,145                       65,882
                                                                  ---------------              ---------------

Net loss                                                               $ (80,497)                   $ (86,795)
                                                                  ===============              ===============


Loss per limited partnership unit                                      $  (25.71)                   $  (27.72)
                                                                  ===============              ===============


Distributions per limited partnership unit                             $       -                    $       -
                                                                  ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                           3,100                        3,100
                                                                  ===============              ===============






                                          See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


                                                                         Nine Months                 Nine Months
                                                                            Ended                       Ended
                                                                        September 30,               September 30,
                                                                            1999                        1998
                                                                            ----                        ----

Income:
     Rental                                                               $  515,518                  $  450,877
     Interest and other income                                                48,992                      17,403
                                                                          ----------                  ----------
     Total income                                                            564,510                     468,280
                                                                          ----------                  ----------
Expenses:
     Property operations                                                     357,788                     452,825
     Interest:
          To affiliates                                                      126,236                      91,137
          Other                                                              194,557                     196,281
     Depreciation and amortization                                             4,785                      69,970
     Administrative:
          To affiliates                                                       78,777                      41,953
          Other                                                               83,404                      65,542
                                                                          ----------                  ----------
     Total expenses                                                          845,547                     917,708
                                                                          ----------                  ----------
Loss before allocation
     to minority interest                                                   (281,037)                   (449,428)

Loss allocated to minority interest                                           57,667                     143,316
                                                                          ----------                  ----------
Net loss                                                                  $ (223,370)                 $ (306,112)
                                                                          ==========                  ==========
Loss per limited partnership unit
                                                                          $   (71.33)                 $   (97.76)
                                                                          ==========                  ==========
Distributions per limited partnership unit
                                                                          $        -                  $        -
                                                                          ==========                  ==========
Weighted average number of
     limited partnership units
     outstanding
                                                                               3,100                       3,100
                                                                          ==========                  ==========






                                          See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)



                                                                         Nine Months                 Nine Months
                                                                            Ended                       Ended
                                                                        September 30,               September 30,
                                                                            1999                        1998
                                                                            ----                        ----

Cash flow from operating activities:
     Net (loss) income
                                                                           $ (223,370)                 $ (306,112)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                              4,785                      69,970
     Minority interest share of net loss                                      (57,667)                   (143,316)
Changes in operating assets and liabilities:
     Cash - security deposits                                                 (25,611)                     15,622
     Escrow deposits                                                           34,813                      55,206
     Prepaid expenses                                                           8,508                      15,110
     Other assets                                                                (205)                          -
     Accounts payable and accrued expenses                                     11,192                     141,911
     Accrued interest                                                             (41)                    (43,510)
     Security deposits and prepaid rent                                         9,466                      10,975
                                                                         ------------                  ----------
Net cash used in operating activities                                        (238,130)                   (184,144)
                                                                         ------------                  ----------
Cash flow from investing activities:
     Property additions and net cash
     used in investing activities                                                   -                           -
                                                                         ------------                  ----------

Cash flows from financing activities:
     Cash overdraft                                                             3,698                    (315,276)
     Accounts payable - affiliates                                            242,742                     518,158
     Principal payments on mortgage(s)                                        (16,928)                    (18,738)
     Mortgage costs                                                                 -                           -
                                                                         ------------                  ----------
Net cash provided by financing activities                                     229,512                     184,144
                                                                         ------------                  ----------

Decrease in cash                                                               (8,618)                          -

Cash - beginning of period                                                      8,618                           -
                                                                         ------------                  ----------

Cash - end of period                                                        $       -                   $       -
                                                                         ============                  ==========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $ 311,327                   $ 330,928
                                                                         ============                  ==========





                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                        STATEMENTS OF PARTNERS' (DEFICIT)
                        ---------------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


                                                         General                      Limited Partners
                                                        Partners
                                                         Amount                 Units                  Amount
                                                         ------                 -----                 -------


Balance, January 1, 1998                                  $ (791,521)               3,100              $ (2,111,285)

Net loss                                                      (3,061)                   -                  (303,050)
                                                    -----------------       --------------        ------------------

Balance, September 30, 1998                               $ (794,582)               3,100              $ (2,414,335)
                                                    =================       ==============        ==================


Balance, January 1, 1999                                  $ (794,454)               3,100              $ (2,401,607)

Net loss                                                      (2,234)                   -                  (221,136)
                                                    -----------------       --------------        ------------------

Balance, September 30, 1999                               $ (796,688)               3,100              $ (2,622,743)
                                                    =================       ==============        ==================
















                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership. The Partnership agreement provides for taxable income or loss of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Through December 31, 1986, and for 1991, and for 1996 through 1998, taxable income or loss was allocated in accordance with this provision. For the years 1987 through 1990, 1992, 1993, 1994 and 1995, the
        Partnership was required to allocate losses in accordance with Internal Revenue Section 704(b). In general, Section 704(b) may be applicable when Partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances, the IRS code requires that the general partners bear a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated.

        ---------------------------------------------------

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

        Accrued rent receivable
        -----------------------

        Due to the nature of accrued rent receivable, all such receivables for this apartment complex are fully reserved for at September 30, 1999 and 1998.

        ------------------------------------------------------

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

        ---------------------------------------------------------
-
        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense not recorded during the disposal period for the nine months ended September 30, 1999 totaled approximately $90,000. Management believes that the property's fair value has not changed significantly since being classified as held for sale.


5.      MORTGAGE PAYABLE
        ----------------

        Carriage House of Englewood  (formerly Gold Key Village Apartments)
        -------------------------------------------------------------------

        On May 5, 1992, the Partnership's first and second mortgages on the Gold Key apartment complex were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) guaranteed mortgage in the amount of $2,997,800 due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes and insurance totaling $8,135 (note: repairs and maintenance reserve was suspended by HUD during 1997). The balance of the mortgage at September 30, 1999 and 1998 was $2,873,387 and $2,895,748, respectively. The mortgage is secured by all of the assets of the Carriage House of Englewood apartment complex.

        The mortgage is subject to a HUD regulatory agreement which, among other things, places restrictions on the uses and handling of cash and restricts distributions to the property owner to amounts that are considered to be surplus cash as defined in the agreement.

        ----------------------------

        The maturity of the mortgage payable for each of the next five years and thereafter is as follows:

                  Year                                            Amount
                  ----                                           -------

                  1999                                        $    22,829
                  2000                                             24,970
                  2001                                             27,312
                  2002                                             29,875
                  2003                                             32,677
                  Thereafter                                    2,752,652
                                                               ----------
                  TOTAL                                       $ 2,890,315
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

        The fair value of the mortgage payable, which has a carrying value of $2,873,387 at September 30, 1999, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market.


7.      MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF
        ------------------------------------------------------
        ENGLEWOOD JOINT VENTURE
        -----------------------

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

        MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF ENGLEWOOD JOINT
        -----------------------------------------------------------------------
        VENTURE (CONTINUED)
        -------------------

        A reconciliation of the minority interest share in the Carriage House of Englewood Joint Venture is as follows:

                                                 1999               1998
                                                 ----               ----

        Balance, January 1                  $   66,200            $ 172,597
        Capital contribution                       -                    -
        Allocated loss                       (  57,668)            (143,316)
                                            -----------           ----------
        Balance, September 30,              $    8,532            $  29,281
                                            ===========           ===========


8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for Carriage House of Englewood are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $29,000 and $26,100 for the nine months ended September 30, 1999 and 1998, respectively.

        The general partner is also entitled to receive a Partnership management fee equal to 9% of net cash flow (as defined in the partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1999 and 1998.

        Accounts payable - affiliates amounted to $1,714,625 and $1,298,748 at September 30, 1999 and 1998, respectively. The payable represents fees due and advances from the General Partner. Interest charged on accounts payable - affiliates totaled $126,236 and $91,137 for the nine month periods ended September 30, 1999 and 1998, respectively. Interest is charged on accounts payable - affiliates at an annual rate of 11%.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled approximately $2,370 for the nine month periods ended September 30, 1999 and 1998.

        --------------------------------------

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

        The reconciliation of net loss for the nine month periods ended September 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:


                                               September 30,      September 30,
                                                   1999                1998
                                                   ----               -----
        Net loss -
             Statement of operations           $ (223,370)        $  (306,112)
        (Add to)  deduct from:
             Difference in depreciation            (2,745)             (3,884)
             Difference in amortization               -                    -
             Difference in bad debt reserve        17,400              26,455
             Tax adjustment - Joint Venture           -                    -
                                               -----------        ------------
        Net loss for tax purposes              $ (208,715)        $  (283,541)
                                               ===========        ============

        -------------------------

        The reconciliation of partners' deficit at September 30, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:



                                                     September 30,              December 31,
                                                         1999                       1998
                                                         ----                       ----



        Partners' Deficit - balance sheet          $ (3,419,431)              $ (3,196,061)
         Add to (deduct from):
              Accumulated difference in
              depreciation                             (972,134)                  (969,389)
              Accumulated amortization                  240,000                    240,000
              Syndication fees                          248,000                    248,000
              Reserve for bad debts                     144,759                    127,359
              Tax Basis Adjustment
              - Joint Venture                           (17,085)                   (17,085)
              Other                                       1,711                      1,711
                                                   -------------              ------------
         Partners' Deficit - tax return            $ (3,774,180)              $ (3,565,465)
                                                   =============              =============



PART II:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues operating with cash flow shortages due to a decrease in the total revenue generated. The General Partner meanwhile, continues to advance funds to the Partnership to cover cash flow shortages, although under no obligation to do so. There is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,714,625, as of September 30, 1999, in the form of either direct cash advances, unreimbursed expenses, accrued interest or accrued but unpaid management fees. These funds are payable on demand.

The Partnership did not make any distributions during the nine month periods ending September 30, 1999 and 1998, nor does it anticipate making any distributions until the remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that unless there is a significant increase in income and a major reduction in expenses, the property could be in default concerning the mortgage. The General Partner has been corresponding with the United States Department of Housing and Urban Development
(HUD) in search of means of obtaining more usable cash to operate the property with. As of this date, neither HUD nor the mortgagor has been willing to refinance the mortgage or change its terms.

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

------------------------------------------

Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is currently expected to be completed by December 1, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $10,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $10,000). Management expects to be fully Year 2000 compliant with all testing done by December 1, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses; management believes that the utility companies it contracts for service with, due to the nature of their service, have evaluated the Year 2000 issue and its impact on their services, and expect that it will not negatively affect its users.


Results of Operations:
----------------------

For the quarter ended September 30, 1999, the Partnership had a net loss of $80,497 or $25.71 per limited partnership unit. For the quarter ended September 30, 1998, a net loss of $86,795 or $27.72 per limited partnership unit was recorded. For the nine month period ended September 30, 1999, the net loss was $223,370 or $71.33 per limited partnership unit as compared to a loss of $306,112 or $97.76 per limited partnership unit for the nine month period ended September 30, 1998.

Partnership revenue for the quarter ended September 30, 1998 totaled $191,339, which is an increase of approximately $39,000 from the quarter ended September 30, 1998. Partnership revenues for the quarter ended September 30, 1998 were $152,615. Rental income increased approximately $29,000 between the two quarters. For the nine month period ended September 30, 1999, Partnership revenue totaled $564,510 an increase when compared to $468,280 for the same period in the previous year. The increase in revenue is primarily attributable to improved occupancy and collections during the third quarter of 1999 as well as increased other income from rental of furniture to several tenants.

----------------------------------

For the three month period ended September 30, 1999, Partnership expenses totaled $294,981, a decrease of approximately $10,000 from the quarter ended September 30, 1998. For the nine month period ended September 30, 1999, total expenses decreased approximately $72,000 or 8% compared to those of the same period in 1998. The majority of the decrease in total expenses was due to a decrease in property operations expenses; due to cash flow shortages, management has been unable to complete much of the needed deferred maintenance needed at the remaining property in the Partnership. Utility costs, real estate taxes and insurance costs all remained virtually unchanged from the nine months ended September 30, 1999 and 1998. Interest expense to the General Partners and/or their affiliates increased due to the increase in advances made to the Partnership by these parties. No depreciation was taken during the nine month period ended September 30, 1999 since the remaining property was considered to be "held for sale" (see Note 4 to the financial statements). The increase seen in administrative expenses continues to be due to increased legal expenses related to evictions and vendor disputes, increased advertising costs due to declining occupancy, and increased accounting and portfolio management fees and other service fees resulting from increased reporting responsibilities mandated by HUD, the insurer of the mortgage on Carriage House of Englewood.

The Partnership is making every effort to control/maintain property operation and administrative expenses, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are expected to keep property operations expenses increasing. Such expenses are deemed necessary in order to improve occupancy.

For the nine month period ended September 30, 1999, the tax basis loss amounted to $82,478 or $26.34 per limited partnership unit compared to a taxable loss of $283,541 or $90.55 per unit for the nine month period ended September 30, 1998.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP


By:      /s/  Joseph M. Jayson                       November 21, 1999
         ---------------------                       -----------------
         Joseph M. Jayson,                           Date
         Individual General Partner and
         Principal Financial Officer