Form 10KSB40
period 1998-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 2000-02-02
CIK 312982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

         ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                           For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]        No  ___

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

                                     PART I
                                     ------

ITEM 1:  BUSINESS
-------  --------

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

The Partnership's one remaining apartment complex, acquired in 1981, is located in Englewood, Ohio. The surrounding community continues to be marked by minimal residential home construction. According to market studies, the competition was offering concessions through virtually all of 1998 to attract new renters. Average physical occupancy at Carriage House of Englewood (formerly Gold Key Village Apartments) for 1998 was 84%, for 1997 was 79% and for 1996 was 83%. As the only property in the Partnership, Carriage House of Englewood accounts for all of the revenue generated by the Partnership.

The business of the Partnership is not seasonal. As of December 31, 1998, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

Carriage House of Englewood is currently managed by Realmark Corporation, an affiliate of the Corporate General Partner.

This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.


ITEM 2:  PROPERTIES
-------  ----------

As of December 31, 1998, the Partnership continued to own and operate Carriage House of Englewood (formerly the Gold Key Village Apartments). Purchased in November 1981, Carriage House of Englewood, located in Englewood, Ohio, is a 145 unit rental complex consisting of 24 buildings and recreational facilities on
9.6 acres of land. Realmark Corporation, an affiliate of the General Partners, has managed the complex since March 1, 1984.

On May 5, 1992, the Partnership refinanced its two mortgages with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800 due June 1, 2027. The outstanding mortgage balance at December 31, 1998 was $2,890,315.

ITEM 2:  PROPERTIES  (Con't.)
-------  ----------  --------

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


ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

None.


                                     PART II
                                     -------


ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
-------  --------------------------------------------------------------

There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

The Partnership did not make any distributions during 1998, 1997 or 1996 and management does not anticipate making any distributions until Carriage House of Englewood is sold and all Partnership obligations are satisfied. Unless there is significant improvement in the overall property performance, it remains unlikely that the investors will receive any of the proceeds from sale.

As of December 31, 1998, there were 421 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                  Realmark Properties Investors Limited Partnership
                                                  -------------------------------------------------

                                     Year Ended       Year Ended        Year Ended        Year Ended        Year Ended
                                   Dec. 31, 1998     Dec. 31, 1997     Dec. 31, 1996    Dec. 31, 1995     Dec. 31, 1994
                                   ---------------  ----------------  -----------------------------------------------------
Total assets                           $1,533,567        $1,621,652        $1,653,163       $1,757,445        $1,864,870
                                   ===============  ================  ================  ===============   ===============

Notes payable and
  Long-term obligations                $2,890,315        $2,914,486        $2,930,266       $2,947,711        $2,963,659
                                   ===============  ================  ================  ===============   ===============

---------------------------------------------------------------------------------------------------------------------------

Revenue                                $  623,341        $  996,136        $  685,142       $  765,363        $  744,192

Expenses                                1,022,993           952,949         1,068,126        1,084,592           993,203
                                   ---------------  ----------------  ----------------  ---------------   ---------------

(Loss) income before allocation
  to minority interest                   (399,652)           43,187          (382,984)        (319,229)         (249,011)

Joint Venture losses allocated to
  Minority Interest                       106,397           101,583           119,637           91,833            70,183
                                   ---------------  ----------------  ----------------  ---------------   ---------------


Net (loss) income                      $ (293,255)       $  144,770        $ (263,347)      $ (227,396)       $ (178,828)
                                   ===============  ================  ================  ===============   ===============

---------------------------------------------------------------------------------------------------------------------------

Net cash used in operating
  activities                           $ (419,533)       $ (256,752)       $ (271,721)      $ (134,649)       $  (71,690)

Principal payments on
  long-term debt                          (24,171)          (15,780)          (17,445)         (15,948)          (14,581)
                                   ---------------  ----------------  ----------------  ---------------   ---------------

Net cash used in
  operating activities
  less principal payments
  on long-term debt                    $ (443,704)       $ (272,532)       $ (289,166)      $ (150,597)       $  (86,271)
                                   ===============  ================  ================  ===============   ===============

---------------------------------------------------------------------------------------------------------------------------

(Loss) income per limited
  partnership unit                       $ (93.65)          $ 46.23          $ (84.10)        $ (72.62)         $ (57.11)
                                   ===============  ================  ================  ===============   ===============

Weighted average
  number of limited
  units outstanding                         3,100             3,100             3,100            3,100             3,100
                                   ===============  ================  ================  ===============   ===============

---------------------------------------------------------------------------------------------------------------------------

                                        4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------  ----------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Liquidity and Capital Resources:
--------------------------------

The Partnership once again incurred a cash flow deficit and also, incurred a large loss from operations; in fact, the net cash used in operations totaled $419,533 which exceeded that of the previous two years by 63% and 54%, respectively. The Corporate General Partner and its affiliates continued during 1998 to advance funds and/or not take payment of fees or reimbursements otherwise entitled to whenever it was necessary to cover its shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 1998, the Corporate General Partner (and affiliate) advances totaled $1,471,883, all of which is payable on demand and accruing interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1998, 1997 and 1996. Until such time as the Partnership can satisfy its obligations and repay the Corporate General Partner advances, which is not expected to happen prior to the sale of the remaining property in the Partnership, no distributions are anticipated.

The Partnership's one remaining property, Carriage House of Englewood (formerly Gold Key Apartments) is being marketed for sale as the Corporate General Partner feels the sale of this property is in the best interest of the Limited Partners. Currently no contract for sale on this property exists, although efforts continue to find an interested buyer through means such as advertising in national newspapers and through networking efforts. At this time, it remains highly unlikely that the Limited Partners will receive any proceeds from the sale due to the amount of the Partnership's liabilities.

During 1998, management worked with the United States Department of Housing and Urban Development (HUD) and the mortgagee on the property to obtain consent for a "partial payment of claim". This would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. The additional cash flow is intended to be used to both fund operations and to do needed capital improvements to the property. Conditions which must be met for acceptance of this plan include a willing lender (i.e., a mortgagee who voluntarily accepts partial payments under the loan agreement and is willing to recast the remaining mortgage under new terms and conditions) which the Partnership has, and the ability to prove to HUD that the poor performance of the property is due to market conditions which are beyond the control of the owner. The Partnership's first application for a partial payment of claim was rejected by HUD, but meetings and discussions between HUD, the mortgagee and the General Partner continue. Management is optimistic that their application will be accepted some time during 1999. Management successfully secured the release of all of the property's replacement reserve funds early in 1998; additionally future reserve payments have been suspended by HUD in an effort to assist in the funding of the property's operations. Although HUD and the mortgagee have assisted the Partnership through the release of the escrowed funds and suspension of future deposits into the escrow reserve, unless the property shows significant improvement in occupancy and collections, as well as a decrease in expenses, the property could be in a position to default on its mortgage, thus throwing it into a foreclosure. With this in mind, the Corporate General Partner is aggressively marketing the property to potential buyers.

During the year ended December 31, 1998 all exterior painting and roof repairs were completed. Additionally, all common hallways were newly painted and problems which put the swimming pool out of use in the previous year were corrected. For 1999, management intends to do needed asphalt repairs to the parking lot; although the property needs compete re-paving, cash flow is not expected to permit this, so patching and resealing is planned.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------  ----------------------------------------------------------------
RESULTS OF OPERATIONS (Con't.)
------------------------------

Liquidity and Capital Resources (Con't.):
-----------------------------------------

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

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work is scheduled to begin May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor. Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000. Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses; management believes that the utility companies it contracts for service with, due to the nature of their service, have evaluated the Year 2000 issue and its impact on their services, and expect that it will not negatively affect its users.


Results of Operations:
----------------------

For the year ended December 31, 1998, the Partnership incurred a net loss of $293,255 or $93.65 per limited partnership unit. This compares to net income of $144,770 or $46.23 per limited partnership unit for the previous year and a loss of $263,347 or $84.10 per limited partnership unit from the year ended December 31, 1996. The net income for the previous year was the result of income arising from non-refundable deposits of $370,000 on the attempted sale of the Carriage House of Englewood Apartments which were forfeited by the potential buyer. Without the income from these deposits, the Partnership would have incurred a net loss more in line with that of the prior years; this continues to demonstrate the Partnership's struggle with poor cash flow.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------  ----------------------------------------------------------------
RESULTS OF OPERATIONS (Con't.)
------------------------------


Results of Operations (Con't.):
-------------------------------

Partnership revenues for the year ended December 31, 1998 totaled $623,341; this consisted of rental income of $581,864 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $41,477. Revenues for the years ended December 31, 1997 and 1996 totaled $996,136 (includes a non-refundable deposit on the sale of the property of $370,000) and $685,142, respectively. Although other income remained fairly constant as compared to the year ended December 31, 1997 with under a three percent decrease (mostly attributable to a decrease in laundry revenue), there does appear to be a continual decline when comparing the last three years (i.e., a five percent decrease may be noted between 1997 and 1996). A continual decrease in rental revenue is also evident when comparing the previous three years. Toward the end of 1998, rents were decreased at Carriage House of Englewood in an effort to stabilize occupancy and remain competitive in the local market which was consistently offering concessions during the year. In the prior year, management increased rents, yet there was an overall decrease in rental income due to both a decrease in occupancy and no significant improvement in delinquencies at the property. Physical occupancy averaged 84% for the year ended December 31, 1998, 79% for the year ended December 31, 1997, and 83% for the year ended December 31, 1996. Management continues to focus additional and continual effort on increasing occupancy, as well as decreasing delinquencies through, for example, more aggressive marketing through the use of promotions and rental concessions and closer monitoring of delinquent rental collections by more timely eviction filings.

Partnership expenses for the year ended December 31, 1998 totaled $1,022,993, an increase of slightly over $70,000 from those of 1997 which totaled $952,949. The current year saw an overall decrease in expenses of just over $45,000 from those reported for the year ended December 31, 1996 which totaled $1,068,126. Much of this decrease (as well as the decrease between the years 1996 and 1997) was related to no depreciation expense being taken for the years ended December 31, 1998 and 1997 as management has committed to a plan to sell and is actively marketing the assets of the property as described in Note 3 to the financial statements. Property operation expenses continued to decrease as has been noted over the previous two years. Payroll and associated expenses decreased slightly between 1998 and 1997 (i.e., approximately $4,700) and contracted services similarly decreased slightly (i.e., approximately $3,500). Larger decreases were noted between 1998 and 1997 property operations expenditures for insurance and utilities; insurance expense decreased by just under $7,600 and total utility costs decreased by over $30,000. More repair and maintenance work at the property is being performed by on-site personnel at a lower cost than would be incurred if the work was contracted out. Administrative expenses in total increased by almost $38,000 between the years ended December 31, 1998 and 1997, with virtually all of the increase being attributable to other administrative expenses (i.e., as opposed to those charged by affiliates). The largest portion of this increase is attributed to increased legal expenses from evictions which increased by more than fifty percent. Other increases and/or decreases in individual administrative expenses were slight. Interest expense charged by affiliates during the year ended December 31, 1998 increased from that incurred during 1997 by almost $48,000 due to the increase in the related party payable of over $643,000 (exclusive of the interest charged for the year). Interest is charged on accounts payable affiliates at an annual rate of 11%.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------  ----------------------------------------------------------------
RESULTS OF OPERATIONS (Con't.)
------------------------------


Results of Operations (Con't.):
-------------------------------

The Partnership continues to expect higher than "normal" property operations expenses in the coming months due to the maintenance work that needs to be done at the Carriage House of Englewood Apartments; much work needs to be completed in order to prepare units for new tenants and to satisfy current tenants (i.e. cleaning, appliance and carpeting costs), as well as to physically improve the exterior of the complex (i.e., paving and landscaping). Although this work is necessary in order to increase the occupancy of the apartment complex, management is trying to control expenditures so as not to worsen the cash flow situation of the Partnership.

For the year ended December 31, 1998, the tax basis loss was $273,379 or $87.30 as compared to the tax basis income reported for the year ended December 31, 1997 of $174,866 or $55.84 per limited partnership unit and a tax loss of $183,920 or $58.74 per unit for the year ended December 31, 1996. The Partnership agreement provides for the taxable income or losses to be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or losses were allocated in accordance with this provision for the years ended December 31, 1998, 1997 and 1996. The Partnership may be required to reallocate taxable losses in accordance with the provisions of Section 704(b) of the Internal Revenue Code. In general, Section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such circumstances, the IRS code requires that the General Partner(s) bear a greater portion of the economic loss than that which would be allocated pursuant to the Partnership agreement and, therefore, the loss must be reallocated.



ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Partnership does not have investments in instruments which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

Listed under Item 14 of this report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.

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

Michael J. Colmerauer               Secretary                                             N/A

Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith
P. Jayson, Vice-President and Director of Realmark Properties, Inc., are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 60, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been in real estate for the last 36 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CON'T.)
--------  -----------------------------------------------------------

Judith P. Jayson, age 60, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 37 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

Michael J. Colmerauer, age 40, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.


ITEM 11:  EXECUTIVE COMPENSATION
--------  ----------------------

No direct remuneration was paid or payable by the Partnerships to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1998, 1997 or 1996, nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the fiscal years ended December 31, 1998, 1997 or 1996.

The following table sets forth for the years ended December 31, 1998, 1997 and 1996, the compensation paid or accrued as payable by the Partnership, directly or indirectly, to affiliates of the General Partners:


          Entity                     Compensation              1998              1997                1996
          ------                     ------------              ----              ----                ----
Realmark Properties, Inc.   Interest charged on
(The Corporate General      accounts payable -
Partner)                    affiliates                          $133,279          $ 85,335          $ 84,692
                                                           --------------    --------------    --------------

                            Reimbursement for
                            allocated partnership
                            administration expenses:
                              Investor Services Fees               2,496             2,589             1,958
                              Brokerage Fees                       5,163             4,653             2,677
                              Portfolio Management
                                & Accounting Fees                 18,569            16,989            14,677

Realmark Corporation        Property Management Fees              30,192            31,362            33,678
                            Computer Service Fees                  3,030             3,030             3,030
                                                           --------------    --------------    --------------
                                                                  59,450            58,623            56,020
                                                           --------------    --------------    --------------

                                                                $192,729          $143,958          $140,712
                                                           ==============    ==============    ==============

                                       10

ITEM 11:  EXECUTIVE COMPENSATION (CON'T.)
--------  -------------------------------

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


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. Excluding the General Partner's Interest in the Partnership ($1,000 initial capital contribution), the General Partners, as of December 31, 1998, owned no units of Limited Partnership interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

(a)  Transactions with Management and Others
---  ---------------------------------------

All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 4 and 7 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
--------  ------------------------------------------------------------------

(a)    Financial Statements and Schedules
       ----------------------------------

       Financial Statements                                                                        Page
                                                                                                   ----
               (i)   Independent Auditors' Report                                                   14

               (ii)  Balance Sheets as of December 31, 1998
                     and 1997                                                                       15

               (iii) Statements of Operations for the years ended
                     December 31, 1998, 1997 and 1996                                               16

               (iv)  Statements of Partners' Deficit for the years
                     ended December 31, 1998, 1997 and 1996                                         17

               (v)   Statements of Cash Flows for the years ended
                     December 31, 1998, 1997 and 1996                                               18

               (vi)  Notes to Financial Statements                                                19 - 27


       Financial Statement Schedule
       ----------------------------

              (i)    Schedule III - Real Estate and Accumulated
                     Depreciation                                                                 28 - 29

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

              (b)    Reports on Form 8-K
                     -------------------

                     None

              c)     Exhibits
                     --------

4. Instruments defining the rights of security holder, including indentures.

              (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed March 26, 1981 and subsequently amended incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------
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

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership (the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



Buffalo, New York

April 14, 1999


                            REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                            -----------------------------------------------
                                              BALANCE SHEETS
                                              --------------
                                        DECEMBER 31, 1998 AND 1997
                                        --------------------------


Assets                                                                1998                    1997
------                                                                ----                    ----
Property, at cost (assets held for sale, see Note 3):
  Land                                                                   $ 182,500               $ 182,500
  Land improvements                                                        185,000                 185,000
  Buildings                                                              2,487,824               2,475,133
  Furniture, fixtures and equipment                                        164,141                 164,141
                                                               --------------------    --------------------
                                                                         3,019,465               3,006,774
  Less accumulated depreciation                                          1,753,995               1,753,995
                                                               --------------------    --------------------
      Property, net                                                      1,265,470               1,252,779
                                                               --------------------    --------------------

Cash                                                                         8,618                       -
Cash - security deposits                                                    14,604                  30,154
Escrow deposits                                                             65,464                 155,194
Prepaid expenses                                                            16,738                  15,110
Mortgage costs - net of accumulated amortization
  of $38,278 in 1998 and $32,536 in 1997                                   162,673                 168,415
                                                               --------------------    --------------------

           Total Assets                                                $ 1,533,567             $ 1,621,652
                                                               ====================    ====================


Liabilities and Partners' Deficit
---------------------------------

Liabilities:
  Cash overdraft                                                 $               -               $ 315,892
  Mortgage payable                                                       2,890,315               2,914,486
  Accounts payable and accrued expenses                                    237,083                 232,267
  Accounts payable - affiliates                                          1,471,883                 780,708
  Accrued interest                                                          21,677                  65,539
  Security deposits and prepaid rent                                        42,470                  42,969
                                                               --------------------    --------------------
           Total Liabilities                                             4,663,428               4,351,861
                                                               --------------------    --------------------

Minority interest in consolidated joint venture                             66,200                 172,597
                                                               --------------------    --------------------

Partners' Deficit:
  General partners                                                        (794,454)               (791,521)
  Limited partners                                                      (2,401,607)             (2,111,285)
                                                               --------------------    --------------------
           Total Partners' Deficit                                      (3,196,061)             (2,902,806)
                                                               --------------------    --------------------

           Total Liabilities and Partners' Deficit                     $ 1,533,567             $ 1,621,652
                                                               ====================    ====================

                        See notes to financial statements

                                   REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                   -----------------------------------------------
                                                 STATEMENTS OF OPERATIONS
                                                 ------------------------
                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   ----------------------------------------------------

                                                                        1998                1997                1996
                                                                   ---------------     ---------------     ----------------
Income:
  Rental                                                                 $581,864           $ 583,445             $640,124
  Forfeited deposits on sale of property                                        -             370,000                    -
  Interest and other                                                       41,477              42,691               45,018
                                                                   ---------------     ---------------     ----------------
  Total income                                                            623,341             996,136              685,142
                                                                   ---------------     ---------------     ----------------

Expenses:
  Property operations                                                     422,895             436,623              450,675
  Interest:
    Due to affiliates                                                     133,279              85,335               84,692
    Other                                                                 261,029             262,807              264,455
  Depreciation and amortization                                             5,742               5,742               76,032
  Administrative:
    Due to affiliates                                                      59,450              58,623               56,020
    Other                                                                 140,598             103,819              136,252
                                                                   ---------------     ---------------     ----------------
  Total expenses                                                        1,022,993             952,949            1,068,126
                                                                   ---------------     ---------------     ----------------

(Loss) income before allocation to minority interest                     (399,652)             43,187             (382,984)

Joint Venture losses allocated to minority interest                       106,397             101,583              119,637
                                                                   ---------------     ---------------     ----------------

Net (loss) income                                                       $(293,255)          $ 144,770            $(263,347)
                                                                   ===============     ===============     ================

(Loss) income per limited partnership unit                              $  (93.65)          $   46.23            $  (84.10)
                                                                   ===============     ===============     ================


Weighted average number of limited partnership
  units outstanding                                                         3,100               3,100                3,100
                                                                   ===============     ===============     ================

                        See notes to financial statements

                                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 -----------------------------------------------
                                         STATEMENTS OF PARTNERS' DEFICIT
                                         -------------------------------
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               ----------------------------------------------------

                                                           General
                                                           Partners                    Limited Partners
                                                            Amount              Units                   Amount
                                                            ------              -----                   ------
Balance, January 1, 1996                                       $(790,336)           3,100              $(1,993,893)

Net loss                                                          (2,633)               -                 (260,714)
                                                      -------------------   --------------   ----------------------

Balance, December 31, 1996                                      (792,969)           3,100               (2,254,607)

Net income                                                         1,448                -                  143,322
                                                      -------------------   --------------   ----------------------

Balance, December 31, 1997                                      (791,521)           3,100               (2,111,285)

Net loss                                                          (2,933)               -                 (290,322)
                                                      -------------------   --------------   ----------------------

Balance, December 31, 1998                                     $(794,454)           3,100              $(2,401,607)
                                                      ===================   ==============   ======================

                        See notes to financial statements

                                    REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                    -----------------------------------------------
                                                STATEMENTS OF CASH FLOWS
                                                ------------------------
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                  ----------------------------------------------------


                                                                  1998                 1997                  1996
                                                                  ----                 ----                  ----
Cash flows from operating activities:
  Net (loss) income                                                 $(293,255)           $ 144,770             $(263,347)
  Adjustments to reconcile net (loss) income to
    net cash flow used in operating activities:
    Deposits forfeited on sale of property                                  -             (370,000)                    -
    Depreciation and amortization                                       5,742                5,742                76,032
    Minority interest share of Joint Venture
      net losses                                                     (106,397)            (101,583)             (119,637)
  Changes in operating assets and liabilities:
    Cash - security deposits                                           15,550                 (748)               (1,555)
    Prepaid expenses                                                   (1,628)               8,024                (3,683)
    Accounts payable and accrued expenses                               4,816                2,370                51,452
    Accrued interest                                                  (43,862)              43,562                  (131)
    Security deposits and prepaid rent                                   (499)              11,111               (10,852)
                                                           -------------------  -------------------   -------------------
Net cash used in operating activities                                (419,533)            (256,752)             (271,721)
                                                           -------------------  -------------------   -------------------

Cash flows from investing activities:
  Decrease in escrow deposits                                          89,730               32,621                89,708
  Deposits received on sale of property                                     -              150,000               172,800
  Payments received on note receivable                                      -               47,200                     -
  Property additions                                                  (12,691)             (61,328)               (9,020)
                                                           -------------------  -------------------   -------------------
Net cash provided by investing activities                              77,039              168,493               253,488
                                                           -------------------  -------------------   -------------------

Cash flows from financing activities:
  (Decrease) increase in cash overdraft                              (315,892)             107,792               125,701
  Increase (decrease) in accounts
    payable - affiliates                                              691,175               (3,753)              (90,023)
  Mortgage principal payments                                         (24,171)             (15,780)              (17,445)
                                                           -------------------  -------------------   -------------------
Net cash provided by financing activities                             351,112               88,259                18,233
                                                           -------------------  -------------------   -------------------

Increase in cash                                                        8,618                    -                     -

Cash - beginning of year                                                    -                    -                     -
                                                           -------------------  -------------------   -------------------

Cash - end of year                                                  $   8,618            $       -             $       -
                                                           ===================  ===================   ===================

Supplemental Disclosure of Cash Flow
  Information:
  Cash paid for interest                                            $ 304,891            $ 219,245             $ 264,586
                                                           ===================  ===================   ===================

During 1996, the Partnership received a deposit of $220,000 representing cash totaling $172,800 and a note receivable totaling $47,200 related to the pending sale of the Carriage House of Englewood. An additional $150,000 in deposits was received in 1997. All deposits were forfeited in 1997 and recorded as income.

                        See notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------



1.       FORMATION AND OPERATION OF PARTNERSHIP:
         --------------------------------------

         Realmark Property Investors Limited Partnership (the "Partnership"), a Delaware Limited Partnership, was formed on August 28, 1979, to invest in a diversified portfolio of income producing real estate. It operates in one business segment.

         In March 1981, the Partnership commenced the Public Offering of Units of Limited Partnership Interest. On December 31, 1981 the offering was concluded, at which time 3,100 units of Limited Partnership Interest were outstanding. The General Partners are Realmark Properties, Inc. ("the Corporate General Partner"), a wholly-owned subsidiary of J.M. Jayson & Company, Inc.
(JMJ) and Mr. Joseph M. Jayson ("the Individual General Partner"), the sole shareholder of JMJ. Under the Partnership Agreement, the General Partners and affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (See Note 4).

         The Partnership agreement provides for the Partnership's share of taxable income or losses of the Partnership to be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or losses were allocated in accordance with this provision for the years ended December 31, 1998, 1997 and 1996. The Partnership may be required to reallocate losses in accordance with Internal Revenue Section 704(b). In general, section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such instances the IRS code requires that the General Partner bears a greater portion of the economic loss than that which would be allocated pursuant to the Partnership Agreement and, therefore, the loss must be reallocated.

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

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

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

         c)       Cash-Security Deposits
                  ----------------------

         Cash-security deposits represents cash on deposit in accordance with the HUD regulatory agreement for the property which has a HUD insured mortgage. The cash shortage in the security deposit account as of December 31, 1998 was replenished by the General Partners in the first quarter of 1999 so that the security deposit liability was fully funded.

         d)       Escrow Deposits
                  ---------------

         Escrow deposits represent cash which is restricted for the payment of property taxes and insurance in accordance with the mortgage agreement.

         e)       Mortgage Costs
                  --------------

         Mortgage costs incurred in obtaining property mortgage financing have been deferred and are being amortized over the term of the mortgage using the straight-line method.

         f)       Property and Depreciation
                  -------------------------

         Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, and totaled $70,290 for the year ended December 31, 1996. As discussed in Note 3, no depreciation was recorded in the years ended December 31, 1998 and 1997 as the assets were held for sale. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. The Accelerated Cost Recovery System is used to calculate depreciation expense for tax purposes. See further discussion at Footnote 3.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         -----------------------------------------------------

         g)       Minority Interest in Consolidated Joint Venture
                  -----------------------------------------------

         The minority interest in Carriage House Joint Venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses. The Carriage House Joint Venture is consolidated in the Partnership's financial statements because the Partnership is majority owner and exerts significant control over its operations.

         h)       Rental Income
                  -------------

         All rental income is derived from one residential rental property. The outstanding leases with respect to this property are for terms of one year or less. The rental income is recognized as earned according to the terms of the leases.

         i)       Income Per Limited Partnership Unit
                  -----------------------------------

         The income per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

         j)       Accrued Rent Receivable
                  -----------------------

         Due to the nature of accrued rent receivable, all such receivables are fully reserved for at December 31, 1998 and 1997.

         k)       Comprehensive Income
                  --------------------

         The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

         l)       Segment Information
                  -------------------

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


3.       ACQUISITION AND DISPOSITION OF RENTAL PROPERTY:
         ----------------------------------------------

         In November 1981, the Partnership acquired a 145 unit apartment complex (Carriage House of Englewood, formerly Gold Key Village Apartments) located in Englewood, Ohio, for a purchase price of $2,860,754, which included $191,872 in acquisition fees.

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

         In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,265,470 and $1,252,779 at December 31, 1998 and 1997 respectively. Carriage House of Englewood incurred losses of $265,994, $253,956 and $299,092 for the years ended December 31, 1998, 1997 and 1996, respectively. Management has determined that a sale of the property is in the best interest of the limited partners. Management continues to actively market the property with a sale anticipated in 1999.

         In connection with the pending sale, the Partnership received non-refundable deposits totaling $370,000 in 1996 and 1997. All such deposits were forfeited in 1997 and recorded as income.

         Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1998, 1997 and 1996 totaled approximately $120,000, $122,000 and $44,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

4.       RELATED PARTY TRANSACTIONS:
         --------------------------

         Management fees for the properties are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $30,192, $31,362 and $33,678 for the years ended December 31, 1998, 1997 and 1996, respectively.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


4.       RELATED PARTY TRANSACTIONS (Con't.):
         -----------------------------------

         Accounts payable to affiliates, which are payable on demand, amounted to $1,471,883 and $780,708 at December 31, 1998 and 1997, respectively. The payables represent fees due and advances from the General Partners or an affiliate of the General Partners. Interest is charged on accounts payable-affiliates at an annual rate of 11%. Such amounts totaled $133,279, $85,335 and $84,692 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Pursuant to the Partnership Agreement, the Corporate General Partner charges the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses as payroll, printing, mailing, travel and communication costs related to Partnership accounting, partner communications and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $26,228, $24,231 and $19,312 in 1998, 1997 and 1996, respectively.

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $3,030 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

5.       MORTGAGE PAYABLE:
         ----------------

         Carriage House of Englewood
         ---------------------------

         On May 5, 1992, the Partnership's first and second mortgages on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800, due June 1, 2027. The mortgage provides for monthly principal and interest payments of $23,503, plus monthly escrow deposits for real estate taxes and insurance totaling $7,208. The balance of the mortgage at December 31, 1998 and 1997 was $2,890,315 and $2,914,486, respectively.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


5.       MORTGAGE PAYABLE (Con't.):
         -------------------------

         The mortgage is secured by all of the assets of Carriage House of Englewood.

         The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As discussed in Note 9 to the Financial Statements, the Partnership currently is not in compliance with certain requirements of the HUD regulatory agreement.

         Maturities of the mortgage for each of the next five years and thereafter are as follows:

1999                                                      $ 22,829
2000                                                        24,970
2001                                                        27,312
2002                                                        29,875
2003                                                        32,677
Thereafter                                               2,752,652
                                                 ------------------
TOTAL                                                  $ 2,890,315
                                                 ==================

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         Management believes it is impracticable to estimate the fair value of the mortgage payable, which has a carrying value of $2,890,315 at December 31, 1998, because it is uncertain if a comparable mortgage could be obtained in the current market. See Note 5 for a description of the terms of the mortgage payable.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


7.       MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSE OF
         -------------------------------------------------------
         ENGLEWOOD JOINT VENTURE:
         -----------------------

         On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership VI A (RPILP VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. Under the original terms of the agreement, RPILP VI A contributed $497,911, with the Partnership contributing the property net of the first mortgage. On March 1, 1993, RPILP VI A contributed an additional $125,239 to the joint venture. The amended joint venture agreement provides that any income, loss, gain, cash flow or sale proceeds from the joint venture be allocated 60% to the Partnership and 40% to RPILP VI A. The net loss from the date of inception has been allocated to the minority interest as described above and has been recorded as a reduction of the capital contribution. Carriage House of Englewood incurred net losses of $265,994, $253,956 and $299,092 for the years ended December 31, 1998, 1997 and
1996, respectively. The forfeited deposits received on the sale of property, discussed in Note 3, are considered revenues of the Partnership and not allocable to the minority interest.

         A reconciliation of the minority interest share in Carriage House of Englewood Joint Venture is as follows:


                                           1998                 1997
                                       ----------------   ------------------

Balance, beginning of year                   $ 172,597            $ 274,180
Allocated loss                                (106,397)            (101,583)
                                       ----------------   ------------------

Balance, end of year                          $ 66,200            $ 172,597
                                       ================   ==================

8.       INCOME TAXES:
         ------------

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

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


8.       INCOME TAXES (Con't.):
         --------------------

         The reconciliation of Partners' Deficit for the years ended December 31, 1998, 1997 and 1996, as reported in the balance sheet and as reported for tax return purposes, is as follows:


                                                     1998                 1997                  1996
                                               ------------------   ------------------    ------------------
Partners' Deficit - Balance Sheet                   $ (3,196,061)        $ (2,902,806)         $ (3,047,576)
Add to (deduct from):
  Accumulated difference in depreciation                (969,389)            (965,732)             (960,555)
  Accumulated amortization of
    mortgage discount                                    240,000              240,000               240,000
  Syndication costs                                      248,000              248,000               248,000
  Reserve for bad debts                                  127,359              103,826                68,553
  Other                                                    1,711                1,711                 1,711
  Tax basis adjustment - Joint Venture                   (17,085)             (17,085)              (17,085)
                                               ------------------   ------------------    ------------------

Partners' Deficit - tax return purposes             $ (3,565,465)        $ (3,292,086)         $ (3,466,952)
                                               ==================   ==================    ==================

         The reconciliation of net (loss) income for the years ended December 31, 1998, 1997 and 1996, as reported in the statement of operations, and as would be reported for tax return purposes is as follows:


                                                     1998                 1997                  1996
                                               ------------------   ------------------    ------------------
Net (loss) income -
  Statement of operations                             $ (293,255)           $ 144,770            $ (263,347)

Add to (deduct from):
  Difference in depreciation                              (3,657)              (5,177)               35,115
  Difference due to reserve for bad debts                 23,533               35,273                28,521
  Other                                                        -                    -                15,791
  Tax basis adjustment - Joint Venture                         -                    -                     -
                                               ------------------   ------------------    ------------------

Net (loss) income - tax return purposes               $ (273,379)           $ 174,866            $ (183,920)
                                               ==================   ==================    ==================

                                       26

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


9.       GOING CONCERN CONSIDERATIONS:
         ----------------------------

         On May 5, 1992, the Partnership obtained a mortgage insured by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As of December 31, 1998 the partnership was not in compliance with several of these regulations including:

o Security deposits or an itemized list of claims be returned to tenants within 30 days;

o The Partnership maintain accounting records in accordance with HUD regulations;

o        There be proper segregation of duties in the cash receipts system;

o        The Partnership submit financial status reports on a timely basis;

o        The Partnership make promptly all payments under the note and mortgage;

o The Partnership collect security deposits at the time of the initial lease and in an amount required in the lease agreements;

o        The Partnership have its Affirmative Housing Market Plan approved by
         HUD; and

o The Partnership maintain the required level of funded reserves to cover its security deposit liability.

         The consequences of the noncompliance with these restrictions could include HUD-imposed sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the mortgagor, and HUD could possibly take over as holder of the mortgage.

         Given the uncertainty surrounding the outcome of the noncompliance, the Partnership's recurring losses from operations, cash flow difficulties, and partners' deficit, substantial doubt exists about the Partnership's ability to continue as a going concern. Management is in the process of responding to HUD regarding the aforementioned noncompliance including its intentions to take corrective action. Management has developed a plan and is in the process of trying to sell the Partnership's assets. In the interim, management plans to continue negotiating to obtain a partial payment of claim with HUD and its lender. A partial payment of claim would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. Management anticipates that this will allow the Partnership to both fund operations and to do needed capital improvements to the property. Other interim plans include management's intent to focus on increasing rental occupancy to near 95% and reducing operating expenses at the Carriage House of Englewood. A new rental incentive program will be put into place to encourage property managers to lease. Operating expense reductions are planned in the form of less deferred maintenance and replacements at the property than has been done over the past several years.

SCHEDULE III

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------

                                            Initial Cost to                                   Gross amounts at which
                                              Partnership                                   Carried at Close of Period
                                    --------------------------------              -----------------------------------------------
                                                                       Cost
                                                                    Capitalized
                                        Land          Buildings     Subsequent        Land          Buildings
     Property                            and             and            to             and             and           (1)(2)
   Description      Encumbrances    Improvements    Improvements    Acquisition   Improvements    Improvements       Total
   -----------      ------------    ------------    ------------    -----------   ------------    ------------       -----
Carriage House of
  Englewood
  Dayton, OH           $2,890,315        $367,500      $2,341,254      $146,570        $367,500      $2,487,824     $2,855,324
                   ===============  ==============  ==============  ============  ==============  ==============  =============

(RESTUBBED TABLE)

                                                                       Life on Which
                                                                        Depreciation
                                                                         In Latest
                                   (3)(4)                                 Statement
                                Accumulated      Date of       Date    Of Operations
                                Depreciation  Construction   Acquired    Is Computed
                                ------------  ------------   --------    -----------

Carriage House of
  Englewood
  Dayton, OH                       $1,596,577      1971       11/81     15 - 25 Years
                                ==============


SCHEDULE III
------------
     (Continued)


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                 -----------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------




(1)    The aggregate cost for Federal income tax purposes is $2,855,324.


(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1998, 1997 and 1996 follows:


                                                          1998                1997                1996
                                                  -------------------------------------------------------------
Balance at beginning of period                             $ 2,842,633         $ 2,781,305         $ 2,772,285
Additions                                                       12,691              61,328               9,020
                                                  -------------------------------------------------------------
Balance at end of period                                   $ 2,855,324         $ 2,842,633         $ 2,781,305
                                                  =============================================================


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 follows:

                                                          1998                1997                1996
                                                  -------------------------------------------------------------

Balance at beginning of period                             $ 1,596,577         $ 1,596,577         $ 1,527,236
Additions charged to cost and expenses
  during the year                                                    -                   -              69,341
                                                  -------------------------------------------------------------
Balance at end of year (4)                                 $ 1,596,577         $ 1,596,577         $ 1,596,577
                                                  =============================================================

(4) Balance applies entirely to buildings and improvements.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         REALMARK PROPERTY INVESTORS
         LIMITED PARTNERSHIP


By:      /S/  JOSEPH M. JAYSON                                04/14/99
         ---------------------                                --------
         JOSEPH M. JAYSON,                                    Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner


         /S/  JOSEPH M. JAYSON                                04/14/99
         ---  ----------------                                --------
         JOSEPH M. JAYSON                                     Date
         President and Director


         /S/  MICHAEL J. COLMERAUER                           04/14/99
         ---  ---------------------                           --------
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