Form 10-K
period 1999-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 2000-04-20
CIK 312982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  [X]       NO  [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

       SEE ITEM 14 FOR A LIST OF ALL DOCUMENTS INCORPORATED BY REFERENCE.

                                     PART I

ITEM 1:  BUSINESS

The Registrant, Realmark Property Investors Limited Partnership (the "Partnership"), is a Delaware Limited Partnership organized in 1979 pursuant to an Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership's Corporate General Partner is Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and its Individual General Partner is Joseph M. Jayson (the "Individual General Partner").

The Registrant commenced the public offering of its limited partnership units, registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on March 26, 1981, and concluded the offering on December 31, 1981, having raised a total of $3.1 million before sales commissions and expenses of the offering.

The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. The Partnership's one remaining apartment complex, acquired in 1981, is located in Englewood, Ohio. The surrounding community continues to be marked by minimal residential home construction. According to market studies, the competition was offering concessions through virtually all of 1999 to attract new renters. Average physical occupancy at Carriage House of Englewood (formerly Gold Key Village Apartments) for 1999 was 86% and for 1998 was 84% and for 1997 was 79%. As the only property in the Partnership, Carriage House of Englewood accounts for all of the revenue generated by the Partnership.

The business of the Partnership is not seasonal. As of December 31, 1999, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.

Carriage House of Englewood is currently managed by Realmark Corporation, an affiliate of the Corporate General Partner.

The financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. The Partnership received notice from the U. S. Department of Housing and Urban Development ("HUD") that the Partnership was not in compliance with the Regulatory Agreement executed May 1, 1992, in connection with the Carriage House of Englewood project. The Partnership has also encountered recurring losses from operations, operating cash flow difficulties and an accumulated partners' deficit. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are described in note 9 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Please refer to Item 7 and Note 9 to the financial statements for more information regarding this issue.

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

ITEM 2:  PROPERTIES

As of December 31, 1999, the Partnership continued to own and operate Carriage House of Englewood (formerly the Gold Key Village Apartments). Purchased in November 1981, Carriage House of Englewood, located in Englewood, Ohio, is a 145 unit rental complex consisting of 24 buildings and recreational facilities on
9.6 acres of land. Realmark Corporation, an affiliate of the General Partners, has managed the complex since March 1, 1984.

On May 5, 1992, the Partnership refinanced its two mortgages with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800 due June 1, 2027. The outstanding mortgage balance at December 31, 1999 was $2,867,486.

Also, on May 5, 1992, the Partnership entered into a joint venture agreement with Realmark Property Investors Limited Partnership VI A (RPILP VI A) for the purpose of owning and operating Carriage House of Englewood. Under the terms of the joint venture agreement, the Partnership contributed the property net of the mortgage and RPILP VI A contributed $497,911. The agreement provided for the income, loss, gain, cash flow, or sale proceeds to be allocated 68% to the Partnership and 32% to RPILP VI A. On March 1, 1993, RPILP VI A contributed an additional $125,239, changing the allocation percentages to 60% to the Partnership and 40% to RPILP VI A.


ITEM 3:  LEGAL PROCEEDINGS

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership. However, the registrant has requested a hearing concerning HUD's Notice of Limited Denial of Participation that was sent to the Partnership on March 8, 2000. For additional information concerning this issue refer to Item 7 and Note 9 of the financial statement.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II


ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.

There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

The Partnership did not make any distributions during 1999, 1998, or 1997 and management does not anticipate making any additional distributions unless there has been a significant improvement in the overall property performance, which is not expected.

As of December 31, 1999, there were 424 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA



                                                          Realmark Properties Investors Limited Partnership
                                    ------------------------------------------------------------------------------------------------
                                       Year Ended           Year Ended        Year Ended         Year Ended         Year Ended
                                     Dec. 31, 1999         Dec. 31, 1998     Dec. 31, 1997      Dec. 31, 1996     Dec. 31, 1995
                                    ---------------        -------------     -------------      -------------     --------------

Total assets                            $ 1,552,297        $ 1,533,567        $ 1,621,652        $ 1,653,163        $ 1,757,445
                                        ===========        ===========        ===========        ===========        ===========
Notes payable and
   Long-term obligations                $ 2,867,486        $ 2,890,315        $ 2,914,486        $ 2,930,266        $ 2,947,711
                                        ===========        ===========        ===========        ===========        ===========

Revenue                                 $   755,113        $   623,341        $   996,136        $   685,142        $   765,363
Expenses                                  1,065,518          1,022,993            952,949          1,068,126          1,084,592
                                        -----------        -----------        -----------        -----------        -----------
(Loss) income before allocation
   to minority interest                    (310,405)          (399,652)            43,187           (382,984)          (319,229)
Joint Venture losses allocated to
   Minority Interest                         74,844            106,397            101,583            119,637             91,833
                                        -----------        -----------        -----------        -----------        -----------
Net (loss) income                       $  (235,561)       $  (293,255)       $   144,770        $  (263,347)       $  (227,396)
                                        ===========        ===========        ===========        ===========        ===========

Net cash used in operating
   activities                           $  (341,657)       $  (419,533)       $  (256,752)       $  (271,721)       $  (134,649)
Principal payments on
   long-term debt                           (22,829)           (24,171)           (15,780)           (17,445)           (15,948)
                                        -----------        -----------        -----------        -----------        -----------

Net cash used in operating
   activities less principal
   payments on long-term debt           $  (364,486)       $  (443,704)       $  (272,532)       $  (289,166)       $  (150,597)
                                        ===========        ===========        ===========        ===========        ===========

(Loss) income per limited
   partnership unit                     $    (75.23)       $    (93.65)       $     46.23        $    (84.10)       $    (72.62)
                                        ===========        ===========        ===========        ===========        ===========

Weighted average number of
   limited units outstanding
                                              3,100              3,100              3,100              3,100              3,100
                                        ===========        ===========        ===========        ===========        ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Partnership once again incurred a cash flow deficit and also, incurred a large loss from operations; in fact, the net cash used in operations totaled $341,657, which is 19% less than that of 1998 but 33% more than 1997. The Corporate General Partner and its affiliates continued during 1999 to advance funds and/or not take payment of fees or reimbursements to which they were otherwise entitled, whenever it was necessary to cover shortfalls. The Corporate General Partner is under no obligation to make advances, and there is no assurance that such advances will continue. As of December 31, 1999, the Corporate General Partner (and affiliate) advances totaled $1,821,768; all of which is payable on demand and accruing, interest at 11% per annum. Due to the operating shortfalls, the Partnership did not make any distributions in the years ended December 31, 1999, 1998, and 1997. No distributions are anticipated to be made to the limited partners because, upon the sale of the property, all proceeds of sale are expected to be needed to satisfy obligations and repay the Corporate General Partner's advances. It is unlikely that the full amount of Corporate General Partner's advances will be recovered.

The Partnership's one remaining property, Carriage House of Englewood (formerly Gold Key Apartments) is being marketed for sale. At this time, it remains highly unlikely that the Limited Partners will receive any proceeds from the sale due to the amount of the Partnership's liabilities.

During 1999, HUD rejected management's request for a "partial payment of claim." This would have allowed the Partnership to take a qualifying portion of the existing mortgage and make it a second mortgage with terms that would have allowed the Partnership to pay the second mortgage as cash flow improved. The Partnership is continuing its request to HUD for a partial payment of claim although it is not as optimistic about HUD's willingness to approve such request as it was last year. With this in mind the Corporate General Partner continues to market the property to potential buyers. Currently no contract for sale on this property exists, although efforts continue to find an interested buyer through means such as advertising in national newspapers and through networking efforts.

Management has once again implemented corrective action plans in response to the going concern consideration discussed in Note 9 to the financial statements, as well as to deal with the HUD noncompliance detailed in the notes to the financial statements. These plans include the closer monitoring of expenses such as payroll, advertising and maintenance, repair and capital improvements, which have typically been the expenses that have increased from year to year based on the needs of the property. The HUD noncompliance detailed in the notes technically allows HUD the ability to request that the mortgagee declare that the project is in default of the mortgage, which could result in a foreclosure action against the property. In addition HUD has issued a limited denial of participation and has requested that management be transferred to an independent third party. A concerted effort at correcting the noncompliance will hopefully lead to the ultimate cure of such default. In addition, management has requested a hearing to discuss and hopefully reach an agreement with HUD.

During the year ended December 31, 1999 the parking lots were repaired and sealed. In addition landscape renovations were completed, painting of the entrance doors to the complex and a project to repair the mansard roofs was commenced. For the year 2000, management intends to continue the mansard roof repair project and a project to repair and replace sidewalks where needed is planned, which would require the advance of capital by the Corporate General Partner that it is not obligated to provide.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CON'T.)

LIQUIDITY AND CAPITAL RESOURCES (CON'T.):

The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with independent computer consultants to resolve the issue. The majority of the software in use was "2000 compliant" or was adapted at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any in the future as a result of the year 2000 issue.


RESULTS OF OPERATIONS:

For the year ended December 31, 1999, the Partnership incurred a net loss of $235,561 or $75.23 per limited partnership unit. This compares to a net loss of $293,255 or $93.65 per limited partnership unit for the previous year and a loss of $144,770 or $46.23 per limited partnership unit for the year ended December 31, 1997. Although cash flow has improved, the Partnership continues to struggle with poor cash flow.

Partnership revenues for the year ended December 31, 1999 totaled $755,113; this consisted of rental income of $682,576 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $72,537. Revenues for the years ended December 31, 1998 totaled $623,341 and 1997 totaled $996,136 (includes a non-refundable deposit on the sale of the property of $370,000). Although other income remained fairly constant as compared to the year ended December 31, 1997 with under a 3% decrease (mostly attributable to a decrease in laundry revenue), there does appear to be a rise in income in 1999 as compared to 1998 and 1997. An increase in rental income was attained in 1999 as compared with a decrease in rental revenue in the previous two years. Rental rates for 1999 remained at approximately the same level as 1998 although concessions were offered to new renters at various times during the year to increase occupancy and there was an increase in average occupancy of 2% for the year. Delinquencies did, however, increase by approximately 7%. Physical occupancy averaged 86% for the year ended December 31, 1999, 84% for the year ended December 31, 1998, and 79% for the year ended December 31, 1997. Management continues to focus additional and continual effort on increasing occupancy, as well as decreasing delinquencies through, for example, more aggressive marketing through the use of promotions and rental concessions and closer monitoring of delinquent rental collections by more timely eviction filings.

Partnership expenses for the year ended December 31, 1999 totaled $1,065,518, an increase of $42,525 from those of 1998, which totaled $1,022,993 and an increase of $112,569 over 1997. Payroll and associated expenses decreased between 1999 and 1998 (i.e., approximately $23,000) and contracted services similarly decreased slightly (i.e., approximately $4,500). More repair and maintenance work is being performed at the property by on-site personnel at a lower cost than would be incurred if the work was contracted out. Administrative expenses in total decreased by $43,135 between the years ended December 31, 1999 and 1998. Interest expenses charged by affiliates during the year ended December 31, 1999 increased $42,374 from the year ended December 31, 1998 and increased $47,944 from 1997 to 1998. Interest is charged on accounts payable - affiliates at an annual rate of 11%. In 1999, affiliates advanced more money, and therefore interest expense increased.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CON'T.)

RESULTS OF OPERATIONS (CON'T.)

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

For the year ended December 31, 1999, the tax basis loss was $239,236 or $76.40 per limited partnership unit as compared to the tax basis income reported for the year ended December 31, 1998 of $174,866 or $55.84 per limited partnership unit and a tax loss of $183,920 or $58.74 per unit for the year ended December 31, 1997. The Partnership agreement provides for the taxable income or losses to be allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or losses were allocated in accordance with this provision for the years ended December 31, 1999, 1998 and 1997. The Partnership may be required to reallocate taxable losses in accordance with the provisions of Section 704(b) of the Internal Revenue Code. In general, Section 704(b) may be applicable when Partnership capital is negative and Limited Partners are not required to restore negative capital accounts. In such circumstances, the IRS code requires that the General Partner(s) bear a greater portion of the economic loss than that which would be allocated pursuant to the Partnership agreement and, therefore, the loss must be reallocated.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have investments in instruments, which are subject to market risk (e.g., derivatives, options or other interest sensitive instruments).


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed under Item 14 of this report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; and (ii) effective January 28, 2000, the Company engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 2000, are listed below. Each director is subject to election on an annual basis.



                                                                          YEAR FIRST
NAME                    TITLE OF ALL POSITIONS HELD WITH COMPANY      ELECTED TO POSITION
----------------        ---------------------------------------       -------------------


Joseph M. Jayson            President and Director                          1979

Judith P. Jayson            Vice-President and Director                     1979

Michael J. Colmerauer       Secretary                                       1991




Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice-President and Director of Realmark Properties, Inc. are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 61, is Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, and President and Director of Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson has been in real estate for the last 38 years and is a Certified Property manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967, left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming over 30 real estate related limited partnerships. For the past eighteen years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 59, is currently Vice-President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

Michael J. Colmerauer, age 42, is Secretary and in-house legal counsel for J.M. Jayson and Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (JD) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.


ITEM 11:  EXECUTIVE COMPENSATION

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1999, 1998, or 1997 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the fiscal years ended December 31, 1999, 1998 or 1997.

The following table sets forth for the years ended December 31, 1999, 1998, and 1997, the compensation paid or accrued as payable by the Partnership, directly or indirectly, to affiliates of the General Partners (all of which are owned directly or indirectly by Joseph M. Jayson):




               Entity                           Compensation                  1999             1998             1997
----------------------------------    --------------------------------       -------          -------          -------
Realmark Properties, Inc.             Interest charged on accounts
   (the Corporate General Partner)      payable -
                                        affiliates                           $175,653         $133,279        $ 85,335
                                                                             --------         --------         -------

                                      Reimbursement for allocated
                                      partnership administration
                                      expenses:                                27,230           26,228          24,231

Realmark Corporation                  Property Management Fees                 33,761           30,192          31,362
                                      Computer Service Fees                     3,030            3,030           3,030
                                                                             --------         --------         -------
                                                                               61,820           33,222          34,392
                                                                             --------         --------         -------

                                                                             $237,473         $166,501        $119,727
                                                                             ========         ========        ========

ITEM 11:  EXECUTIVE COMPENSATION (CON'T.)

The executive officers receive compensation from J. M. Jayson & Co., Inc. Any portion of compensation attributable to an officer's services to the Partnership are immaterial. The directors receive no compensation from any entity.

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

The Corporate General Partner is also allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 9% of the gross proceeds of the offering applicable to the property or 50% of normal rates, subordinated to: (i) the payment to the Limited Partners of a cumulative annual return (not compounded) equal to 7% on their average adjusted capital balances; (ii) the repayment to the Limited Partners of a cumulative amount equal to their capital contributions; and (iii) the payment to all partners of an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the preceding clauses (i) and (ii). Inasmuch as these conditions have not been met, no amounts have been recorded with regard to the sale of Clarewood and Gallery. See also Notes 3 and 7 to the financial statements.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the units of Limited Partnership Interest of the Partnership. Excluding the General Partner's Interest in the Partnership ($1,000 initial capital contribution), the General Partners, as of December 31, 1999, owned no units of Limited Partnership interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in notes 6 and 7 to the financial statements.

ITEM 14:  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND REPORTS ON FORM
8-K.

(a)  FINANCIAL STATEMENTS AND SCHEDULES

     FINANCIAL STATEMENTS                                          PAGE

          (i)     Independent Auditor's Report                         F-1
          (ii)    Independent Auditors' Report for the two             F-2
                  years ended December 31, 1998
          (iii)   Balance Sheets as of December 31, 1999               F-3
                  and 1998
          (iv)    Statements of Operations for the years ended         F-4
                  December 31, 1999, 1998 and 1997
          (v)     Statements of Partners' Deficit for the years        F-5
                  ended December 31, 1999, 1998 and 1997
          (vi)    Statements of Cash Flows for the years ended         F-6
                  December 31, 1999, 1998 and 1997
          (vii)   Notes to Financial Statements                        F-7


     FINANCIAL STATEMENT SCHEDULE

         (i)      Schedule III - Real Estate and Accumulated           F-16
                  Depreciation

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)      REPORTS ON FORM 8-K

               None.

(c)      EXHIBITS

         4.    Instruments   defining   the  rights  of   security   holder,
including indentures.

               (a) Amended and Restated Agreement of Limited Partnership filed with the Registration Statement of the Registrant on Form S-11, filed March 26, 1981 and subsequently amended incorporated herein by reference.

         10.   Material contracts.

               (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant on Form S-11, filed March 26, 1981 and amended to date and incorporated herein by reference.

               (b) Property sales agreement with unrelated third party included with the1996 third quarter Form 10-Q incorporated herein by reference.

         27.   Financial Data Schedule

               (a)   Schedule is included herewith.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP


BY:   /s/ JOSEPH M. JAYSON                       APRIL 18, 2000
      ------------------------------            ----------------
      JOSEPH M. JAYSON,                                DATE
      INDIVIDUAL GENERAL PARTNER


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:   REALMARK PROPERTIES, INC.
      CORPORATE GENERAL PARTNER

      /s/ JOSEPH M. JAYSON                       APRIL 18, 2000
      ------------------------------------      ----------------
      JOSEPH M. JAYSON,                                DATE
      PRESIDENT AND DIRECTOR


      /s/ JUDITH P. JAYSON                       APRIL 18, 2000
      ------------------------------------      ----------------
      JUDITH P. JAYSON,                                DATE
      DIRECTOR


      /s/ MICHAEL J. COLMERAUER                  APRIL 18, 2000
      ------------------------------            ----------------
      MICHAEL J. COLMERAUER,                           DATE
      SECRETARY

                          INDEPENDENT AUDITORS' REPORT

The Partners
Realmark Property Investors Limited Partnership

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership as of December 31, 1999, and the related statements of operations, partners' deficiency, and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated April 14, 1999, on those statements included an explanatory paragraph that described substantial doubt about the Partnership's ability to continue as a going concern as discussed in note 9 to those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 9 to the financial statements, the U.S. Department of Housing and Urban Development has declared the Partnership in default under various paragraphs of its regulatory agreement. The Partnership has also encountered recurring losses from operations, operating cash flow difficulties and an accumulated partners' deficit. These issues raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     Toshi, Schaefer & Co., P.C.



Williamsville, New York
March 23, 2000

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership (the Partnership) as of December 31, 1998, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to those financial statements, the Partnership's failure to meet its Department of Housing and Urban Development regulatory agreement requirements, its recurring losses from operations and its partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9 to those financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP


Buffalo, New York

April 14, 1999




                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                                 Balance Sheets

                           December 31, 1999 and 1998



                      ASSETS                                           1999           1998
                -------------------                                -----------    -----------

Property and equipment, at cost (assets held for sale):
    Land                                                           $   182,500        182,500
    Land improvements                                                  185,000        185,000
    Buildings                                                        2,487,824      2,487,824
    Furniture, fixtures and equipment                                  169,992        164,141
                                                                   -----------    -----------

                                                                     3,025,316      3,019,465
    Less accumulated depreciation                                    1,753,995      1,753,995
                                                                   -----------    -----------
                      Net property and equipment                     1,271,321      1,265,470
                                                                   -----------    -----------

Cash                                                                     6,883          8,618
Due from minority interest in consolidated joint venture                 8,644          -
Security deposits                                                       40,365         14,604
Escrow deposits                                                         52,598         65,464
Prepaid expenses                                                        15,555         16,738
Mortgage costs, less accumulated amortization of
    $44,020 in 1999 and $38,278 in 1998                                156,931        162,673
                                                                   -----------    -----------
                      Total assets                                 $ 1,552,297      1,533,567
                                                                   ===========    ===========

           LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
    Mortgage payable                                                 2,867,486      2,890,315
    Accounts payable and accrued expenses                              207,133        237,083
    Accounts payable - affiliates                                    1,821,768      1,471,883
    Accrued interest payable                                            21,506         21,677
    Security deposits and prepaid rent                                  66,026         42,470
                                                                   -----------    -----------

                      Total liabilities                              4,983,919      4,663,428
                                                                   -----------    -----------

Minority interest in consolidated joint venture                          -             66,200
                                                                   -----------    -----------
Partners' deficiency:
    General partners                                                  (796,810)      (794,454)
    Limited partners                                                (2,634,812)    (2,401,607)
                                                                   -----------    -----------

                      Total partners' deficiency                    (3,431,622)    (3,196,061)
                                                                   -----------    -----------

                      Total liabilities and partners' deficiency   $ 1,552,297      1,533,567
                                                                   ===========    ===========



See accompanying notes to financial statements.




                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997


                                                          1999          1998           1997
                                                          ----          ----           ----
Income:
    Rental                                             $   682,576        581,864        583,445
    Forfeited deposits on sale of property                    -              -           370,000
    Interest and other                                      72,537         41,477         42,691
                                                       -----------    -----------    -----------
                      Total income                         755,113        623,341        996,136
                                                       -----------    -----------    -----------
Expenses:
    Property operations                                    468,179        422,895        436,623
    Interest:
        To affiliates                                      175,653        133,279         85,335
        Other                                              264,773        266,771        268,549
    Administrative:
        To affiliates                                       61,820         59,450         58,623
        Other                                               95,093        140,598        103,819
                                                       -----------    -----------    -----------
                      Total expenses                     1,065,518      1,022,993        952,949
                                                       -----------    -----------    -----------

Income (loss) before allocation to minority interest      (310,405)      (399,652)        43,187

Joint venture losses allocated to minority interest         74,844        106,397        101,583
                                                       -----------    -----------    -----------
                      Net income (loss)                $  (235,561)      (293,255)       144,770
                                                       ===========    ===========    ===========

Income (loss) per limited partnership unit             $    (75.23)        (93.65)         46.23
                                                       ===========    ===========    ===========

Weighted average number of limited partnership
    units outstanding                                        3,100          3,100          3,100
                                                       ===========    ===========    ===========




See accompanying notes to financial statements.




                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                       Statements of Partners' Deficiency

                  Years ended December 31, 1999, 1998 and 1997


                                                         General         Limited Partners
                                                         Partners      Units          Amount
                                                       ----------     --------      ----------

Balances at December 31, 1996                        $   (792,969)       3,100      (2,254,607)

Net income                                                  1,448        -             143,322
                                                       ----------     --------      ----------

Balances at December 31, 1997                            (791,521)       3,100      (2,111,285)

Net loss                                                   (2,933)       -            (290,322)
                                                       ----------     --------      ----------

Balances at December 31, 1998                            (794,454)       3,100      (2,401,607)

Net loss                                                   (2,356)       -            (233,205)
                                                       ----------     --------      ----------

Balances at December 31, 1999                        $   (796,810)       3,100      (2,634,812)
                                                       ==========     ========      ==========






See accompanying notes to financial statements




                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997


                                                             1999         1998         1997
                                                          ---------    ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                     $(235,561)    (293,255)     144,770
    Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
           Deposits forfeited on sale of property              -            -        (370,000)
           Amortization of deferred mortgage expense          5,742        5,742        5,742
           Minority interest share of joint venture
               net losses                                   (74,844)    (106,397)    (101,583)
           (Increase) decrease in:
               Security deposits                            (25,761)      15,550         (748)
               Prepaid expenses                               1,183       (1,628)       8,024
           Increase (decrease) in:
               Accounts payable and accrued expenses        (35,801)       4,816        2,370
               Accrued interest payable                        (171)     (43,862)      43,562
               Security deposits and prepaid rent            23,556         (499)      11,111
                                                          ---------    ---------    ---------
                  Net cash used in operating activities    (341,657)    (419,533)    (256,752)
                                                          ---------    ---------    ---------
Cash flows from investing activities:
    Decrease in escrow deposits                              12,866       89,730       32,621
    Payments received on note receivable                       -            -          47,200
    Deposits received on sale of property                      -            -         150,000
    Additions to property and equipment                        -         (12,691)     (61,328)
                                                          ---------    ---------    ---------

                  Net cash provided by investing
                      activities                             12,866       77,039      168,493
                                                          ---------    ---------    ---------

Cash flows from financing activities:
    (Decrease) increase in cash overdraft                      -        (315,892)     107,792
    Increase (decrease) in accounts
        payable - affiliates                                349,885      691,175       (3,753)
    Principal payments on mortgages                         (22,829)     (24,171)     (15,780)
                                                          ---------    ---------    ---------

                  Net cash provided by financing
                      activities                            327,056      351,112       88,259
                                                          ---------    ---------    ---------

Net increase (decrease) in cash                              (1,735)       8,618         -

Cash at beginning of year                                     8,618         -            -
                                                          ---------    ---------    ---------

Cash at end of year                                       $   6,883        8,618         -
                                                          =========    =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                $ 259,202      304,891      219,245
                                                          =========    =========    =========
    Property and equipment included in accounts payable   $   5,851         -            -
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

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(1)   FORMATION AND OPERATION OF PARTNERSHIP

      Realmark Property Investors Limited Partnership (the Partnership), a
          Delaware Limited Partnership, was formed on August 28, 1979, to invest in a diversified portfolio of income producing real estate, its only industry segment.

      In March 1981, the Partnership commenced the public offering of units of limited partnership interest. On December 31, 1981 the offering was concluded, at which time 3,100 units of limited partnership interest were outstanding. The general partners are Realmark Properties, Inc. (the corporate general partner) and Mr. Joseph M. Jayson (the individual general partner). Mr. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 7).

      The partnership agreement provides for the Partnership's share of taxable income or losses of the Partnership to be allocated 99% to the limited partners and 1% to the general partners. Taxable income or losses were allocated in accordance with this provision for the years ended December 31, 1999, 1998 and 1997. The Partnership may be required to reallocate losses in accordance with Internal Revenue Section 704(b). In general, section 704(b) may be applicable when partnership capital is negative and limited partners are not required to restore negative capital accounts. In such instances the IRS code requires that the general partner bears a greater portion of the economic loss than that which would be allocated pursuant to the partnership agreement and, therefore, the loss must be reallocated.

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

      On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership-VI A (RPILP-VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. The joint venture is further described in note 6.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BASIS OF ACCOUNTING
          The accompanying financial statements have been prepared on the accrual basis of accounting.

      (b) ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (c) PROPERTY AND EQUIPMENT
          Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated lives of the Partnership's assets range from 5 to 25 years. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. As discussed in note 3, no depreciation was recorded for the years ended December 31, 1999, 1998 and 1997 as the assets were held for sale. The accelerated cost recovery system is used to calculate depreciation expense for tax purposes.

      (d) CASH
          For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

      (e) SECURITY DEPOSITS
          Security deposits represents cash on deposit in accordance with the HUD regulatory agreement for the property which has a HUD insured mortgage. The cash shortage in the security deposit account as of December 31, 1998 was replenished by the general partners in the first quarter of 1999 so that the security deposit liability was fully funded.

      (f) ESCROW DEPOSITS
          Escrow deposits represent cash which is restricted for the payment of property taxes and insurance in accordance with the mortgage agreement.

      (g) MORTGAGE COSTS
          Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is being computed using the straight-line method over the life of the mortgage.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Notes to Financial Statements, Continued



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (h) MINORITY INTEREST IN CONSOLIDATED JOINT VENTURE
          The minority interest in Carriage House Joint Venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses. The Carriage House joint venture is consolidated in the Partnership's financial statements because the Partnership is a majority owner and exerts significant control over its operations.

      (i) RENTAL INCOME
          Rental income is recognized as earned according to the terms of the leases. All rental income is derived from one residential rental property. The outstanding leases with respect to this property are for terms of one year or less.

      (j) INCOME PER LIMITED PARTNERSHIP UNIT
          The income per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

      (k) ACCRUED RENT RECEIVABLE
          Due to the nature of accrued rent receivable, all such receivables are fully reserved at December 31, 1999 and 1998.

      (l) INCOME TAXES
          No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

      (m) COMPREHENSIVE INCOME
          The Partnership has adopted Statement of Financial Accounting
              Standards (SFAS) No. 130 - "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Other than net income (loss), the Partnership has no other sources of comprehensive income.

      (n) SEGMENT INFORMATION
          SFAS No. 131 - "Disclosures about Segments of an Enterprise and
              Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (o) ACCOUNTING CHANGES AND DEVELOPMENTS
          In June 1998, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the Partnership financial statements, taken as a whole.

      (p) RECLASSIFICATIONS
          Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation.

(3)   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

      In November 1981, the Partnership acquired a 145 unit apartment complex (Carriage House of Englewood, formerly Gold Key Village Apartments) located in Englewood, Ohio, for a purchase price of $2,860,754, which included $191,872 in acquisition fees. In July, 1982, the Partnership acquired a 99 unit apartment complex (Clarewood) located in Lafayette, Louisiana, for a purchase price of $2,428,834, which included $134,992 in acquisition fees. In July, 1982, the partnership acquired a 155 unit apartment complex (Gallery) located in Lafayette, Louisiana, for a purchase price of $3,546,653, which included $197,987 in acquisition fees. In October. 1989, the partnership sold Clarewood and Gallery for a combined price of $4,647,516, which generated a total net gain for financial statement purposes of $,1,209,194.

      In July 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Carriage House of Englewood with a carrying amount of $1,271,321 and $1,265,470 at December 31, 1999 and 1998 respectively. Carriage House of Englewood incurred losses of $191,989, $265,994 and $253,956 for the years ended December 31, 1999,
          1998 and 1997, respectively. Management has determined that a sale of the property is in the best interest of the limited partners. Management continues to actively market the property for sale.

      In connection with a pending sale, the Partnership received non-refundable deposits totaling $370,000 in 1996 and 1997. All such deposits were forfeited in 1997 and recorded as income.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

(3)   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY, CONTINUED

      Statement of Financial Accounting Standards No. 121 - "Accounting for the
          Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Partnership, classified as held for sale on the balance sheet, are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999, 1998 and 1997 totaled approximately $120,000, $120,000 and $122,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

(4)   MORTGAGE PAYABLE

      On May 5, 1992, the Partnership's first and second mortgages on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800. The mortgage provides for monthly principal and interest payments of $23,503 through June 2027. The mortgage also requires monthly escrow deposits for real estate taxes and insurance amounting to $7,208. The balance of the mortgage at December 31, 1999 and 1998 was $2,867,486 and $2,890,315, respectively.

      The mortgage is secured by all of the assets of Carriage House of Englewood.

      The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. As discussed in
          Note 9 to the Financial Statements, the Partnership currently is not in compliance with certain requirements of the HUD regulatory agreement.

      The aggregate maturities of the mortgage payable for each of the next five years and thereafter, assuming principal payments are not accelerated, are as follows:

                  2000                                   $  24,970
                  2001                                      27,312
                  2002                                      29,875
                  2003                                      32,677
                  2004                                      35,742
                  Thereafter                             2,716,910
                                                         ---------

                                                         $2,867,486
                                                         ==========

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair values of cash, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

      Management believes it is impracticable to estimate the fair value of the mortgage payable, which has a carrying value of $2,867,486 at December 31, 1999, because it is uncertain if a comparable mortgage could be obtained in the current market. The terms of the mortgage payable are described in note 4.

(6) MINORITY INTEREST OF RELATED PARTY IN CARRIAGE HOUSING OF ENGLEWOOD JOINT VENTURE

      On May 5, 1992, the Partnership entered into an agreement to form a joint venture with Realmark Property Investors Limited Partnership - VI A (RPILP - VI A). The joint venture was formed for the purpose of operating Carriage House of Englewood, formerly Gold Key Village Apartments, owned by the Partnership. Under the original terms of the agreement, RPILP - VI A contributed $497,911, with the Partnership contributing the property net of the first mortgage. On March 1, 1993, RPILP - VI A contributed an additional $125,239 to the joint venture. The amended joint venture agreement provides that any income, loss, gain, cash flow or sale proceeds from the joint venture be allocated 60% to the Partnership and 40% to RPILP - VI A. The net loss from the date of inception has been allocated to the minority interest as described above and has been recorded as a reduction of the capital contribution. Carriage House of Englewood incurred net losses of $191,989, $265,994 and $253,956 for the years ended December 31, 1999,
          1998 and 1997, respectively. The forfeited deposits received on the sale of property, discussed in Note 3, are considered revenues of the Partnership and not allocable to the minority interest.

      A reconciliation of the minority interest share in Carriage House of Englewood Joint Venture is as follows:

                                                         1999            1998
                                                       --------        --------

          Balance at beginning of year                $ 66,200         172,597
          Allocated loss                               (74,844)       (106,397)
                                                      --------        --------

          Balance at end of year                      $ (8,644)         66,200
                                                      ========        ========

(7)   RELATED PARTY TRANSACTIONS

   Related party transactions for the years ended December 31, 1999, 1998 and 1997 are as follows:

      (a) ACCOUNTS PAYABLE - AFFILIATES
          Accounts payable - affiliates, which are payable on demand, amounted to $1,821,768 and $1,471,883 at December 31, 1999 and 1998,
              respectively. The payables represent fees due and advances from the general partners or an affiliate of the general partners. Interest is charged on accounts payable - affiliates at an annual rate of 11%. Interest expense amounted to $175,653, $133,279 and $85,335 for the years ended December 31, 1999, 1998 and 1997, respectively.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Notes to Financial Statements, Continued


(7)   RELATED PARTY TRANSACTIONS, CONTINUED

      (b) MANAGEMENT FEES
          Management fees for the properties are paid or accrued to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees amounted to $33,761, $30,192 and $31,362 for the years ended December 31, 1999, 1998 and 1997, respectively.

      (c) COMPUTER SERVICE CHARGES
          Computer service charges for the Partnership are paid or accrued to an affiliate of the general partners. These charges are based upon the number of apartment units and amounted to $3,030 for the years ended December 31, 1999, 1998 and 1997.

      (d) OTHER EXPENSES
          Pursuant to the partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and for other direct Partnership expenses. These charges are for the Partnership's allocated share of such expenses as payroll, printing, mailing, travel and communication costs related to Partnership accounting, partner communications and property marketing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges amounted to $28,666, $26,228 and $24,231 for the years ended December 31, 1999, 1998 and 1997, respectively.

      (e) PROPERTY DISPOSITION FEES
          The corporate general partner is allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 9% of the gross proceeds of the offering applicable to the property or 50% of normal rates, subordinated to: (i) the payment to the limited partners of a cumulative annual return (not compounded) equal to 7% on their average adjusted capital balances; (ii) the repayment to the limited partners of a cumulative amount equal to their capital contributions; and (iii) the payment to all partners of an amount equal to their respective positive capital account balances to the extent such balances exceed the amounts provided for in the preceding clauses (i) and (ii). These conditions have not been met, so no amounts have been recorded with regard to the sale of Clarewood and Gallery.

(8)   INCOME TAXES

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

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Notes to Financial Statements, Continued


(8)   INCOME TAXES, CONTINUED

      The reconciliation of partners' deficiency for the years ended December
          31, 1999, 1998 and 1997, as reported in the balance sheets and as reported for tax return purposes, is as follows:






                                                                                  1999            1998           1997
                                                                               -----------    -----------    -----------

    Partners' deficiency - balance sheets                                      $(3,431,622)    (3,196,061)    (2,902,806)
    Add to (deduct from):
        Accumulated difference in depreciation                                    (973,064)      (969,389)      (965,732)
        Accumulated amortization of mortgage
            discount                                                               240,000        240,000
                                                                                                                 240,000
    Syndication costs                                                              248,000        248,000        248,000
    Reserve for bad debts                                                          127,359        127,359        103,826
    Other                                                                            1,711          1,711          1,711
    Tax basis adjustment - joint venture                                           (17,085)       (17,085)       (17,085)
                                                                               -----------    -----------    -----------
    Partners' deficiency - tax return purposes                                 $(3,804,701)    (3,565,465)    (3,292,086)
                                                                               ===========    ===========    ===========

   The reconciliation of net income (loss) for the years ended December 31, 1999, 1998 and 1997, as reported in the statements of operations, and as would be reported for tax return purposes is as follows:

                                                                                  1999            1998           1997
                                                                               -----------    -----------    -----------

    Net income (loss) - statements of operations                               $  (235,561)      (293,255)       144,770
    Add to (deduct from):
        Difference in depreciation                                                  (3,675)        (3,657)        (5,177)
        Difference due to reserve for bad debts                                       -            23,533         35,273
                                                                               -----------    -----------    -----------
    Net income (loss) - tax return purposes                                    $  (239,236)      (273,379)       174,866
                                                                               ===========    ===========    ===========

(9)   GOING CONCERN CONSIDERATIONS

      On May 5, 1992, the Partnership obtained a mortgage insured by the Department of Housing and Urban Development (HUD). The mortgage is subject to a HUD regulatory agreement which places restrictions on the operations of the Partnership. On October 21, 1999 and January 14, 2000, the Partnership received notices from the U.S. Department of Housing and Urban Development (HUD) that it was in violation of the regulatory agreement. On March 8, 2000, HUD issued the Partnership a notice of default of the regulatory agreement. HUD claims that the Partnership is not in compliance with several provisions of the regulatory agreement including the following:

      (a) Owners must not transfer any of the mortgaged property.

      (b) Owners must not make any distribution of assets of the project except distributions from surplus cash.

      (c) Owners must maintain the mortgaged premises and equipment in good repair and condition.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

(9)   GOING CONCERN CONSIDERATIONS, CONTINUED

      (d) Payment for services and supplies must not exceed the amount ordinarily paid for such services and supplies in the area where the services are rendered or the supplies furnished.

      (e) Books and accounts of the operations of the mortgaged property and the project must be kept in accordance with the requirements of HUD.

      (f) Rents and other receipts of the project must be deposited in the name of the project in a financial institution, whose deposits are insured by an agency of the Federal government.

      The consequences of the default of the regulatory agreement could include HUD-imposed sanctions such as the following:

      (a) Notifying the holder of the mortgage note of such default, and requesting the holder to declare default under the note and mortgage, including declaring the whole indebtedness due, and thereby proceeding with foreclosure of the mortgage.

      (b) Collecting all rents and charges in connection with the operation of the project and using such collections to pay the owner's obligations.

      (c) Taking possession of the project, bringing any action necessary to enforce any rights of the owners and operating the project in accordance with the terms of the regulatory agreement.

      (d) Applying to any court for specific performance of the regulatory agreement, for an injunction against any violation of the agreement, for the appointment of a receiver to take over and operate the project in accordance with the terms of the regulatory agreement.

      Given the uncertainty surrounding the outcome of the default of the regulatory agreement, the Partnership's recurring losses from operations, cash flow difficulties, and partners' deficiency, substantial doubt exists about the Partnership's ability to continue as a going concern. Management is in the process of responding to HUD regarding the aforementioned default of the regulatory agreement, including its intentions to take corrective action. Management has developed a plan and is in the process of trying to sell the Partnership's assets. In the interim, management plans to continue negotiating to obtain a partial payment of claim with HUD and its lender. A partial payment of claim would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. Management anticipates that this will allow the Partnership to both fund operations and to do needed capital improvements to the property. Other interim plans include management's intent to focus on increasing rental occupancy to near 95% and reducing operating expenses at the Carriage House of Englewood. A new rental incentive program will be put into place to encourage property managers to lease. Operating expense reductions are planned in the form of less deferred maintenance and replacements at the property than has been done over the past several years.



                                                                    SCHEDULE III
                                                                    ------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Real Estate and Accumulated Depreciation

                                December 31, 1999







                                           Initial Cost to                             Gross amounts at which
                                             Partnership                Cost         carried at close of period
                                    ---------------------------      capitalized     ---------------------------
                                        Land         Buildings        subsequent          Land
    Property                             and           and                to              and              and
  description        Encumbrances   improvements   improvements      acquisition      improvements     improvements         Total
-----------------   -------------   ------------   ------------      -----------      ------------     ------------     ---------

Carriage House of
     Englewood
     Dayton, OH     $   2,867,486        367,500      2,341,254          146,570           367,500        2,487,824     2,855,324
                    =============   ============   ============      ===========      ============     ============     =========








                                                                    SCHEDULE III
                                                                    ------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Real Estate and Accumulated Depreciation

                                December 31, 1999



(continued)

                                                                    Life on which
                                                                     depreciation
                                                                      in latest
                                                                      statement
    Property        Accumulated         Date of        Date         of operations
  description       depreciation     construction    acquired        is computed
-----------------   --------------   --------------  ----------      -----------

Carriage House of
     Englewood
     Dayton, OH       1,596,577          1971          11/81         15-25 yrs*
                      =========          ====          =====         =========



* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period.



                                                         SCHEDULE III, CONTINUED
                                                         -----------------------


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Real Estate and Accumulated Depreciation

                                December 31, 1999



(1)  The aggregate cost for Federal income tax purposes is $2,855,324.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 1999, 1998 and 1997 follows:

                                                                       1999             1998              1997
                                                                 ---------------  ---------------       -----------
         Balance at beginning of year                            $     2,855,324        2,842,633         2,781,305
         Additions                                                       -                 12,691            61,328
                                                                 ---------------      -----------       -----------
         Balance at end of year                                  $     2,855,324        2,855,324         2,842,633
                                                                 ===============      ===========       ===========



(3)  A reconciliation of accumulated depreciation for the years ended December
     31, 1999, 1998 and 1997 follows:


                                                                       1999             1998              1997
                                                                 ---------------  ---------------       -----------

         Balance at beginning of year                            $     1,596,577        1,596,577         1,596,577
         Depreciation expense                                           -                -                    -
                                                                 ---------------  ---------------       -----------
         Balance at end of year (4)                              $     1,596,577        1,596,577         1,596,577
                                                                 ===============  ===============       ===========

(4)    Balance applies entirely to buildings and improvements.
