Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 2000-11-16
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
March 31, 2000                                            2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its charter)

           Delaware                                   16-1173249
---------------------------              -----------------------------------
     (State of Formation)                 (IRS Employer Identification Number)

2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    [X]          No  [ ]

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Deficiency - Three months ended March 31, 2000                         5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10


                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10


PART I - Item 1.    Financial Statements
                    --------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999

                                                                        (Unaudited)
                                                                          March 31,      December 31,
                           Assets                                          2000             1999
                           ------                                          ----             ----
Property and equipment:
     Land                                                               $   182,500        182,500
     Land improvements                                                      185,000        185,000
     Buildings                                                            2,487,824      2,487,824
     Furniture, fixtures and equipment                                      169,992        169,992
                                                                        -----------    -----------

                                                                          3,025,316      3,025,316
     Less accumulated depreciation                                        1,753,995      1,753,995
                                                                        -----------    -----------

                           Net property and equipment                     1,271,321      1,271,321

Cash                                                                             --          6,883
Due from minority interest in consolidated joint venture                         --          8,644
Security deposits                                                            40,518         40,365
Escrow deposits                                                              43,714         52,598
Prepaid expenses                                                              8,166         15,555
Mortgage costs, less accumulated amortization of
     $45,456 in 2000 and $44,020 in 1999                                    155,495        156,931
                                                                        -----------    -----------

                           Total assets                                 $ 1,519,214      1,552,297
                                                                        ===========    ===========

              Liabilities and Partners' Deficiency
              ------------------------------------

Liabilities:
     Mortgage loan payable                                                2,861,452      2,867,486
     Accounts payable and accrued expenses                                  190,609        207,133
     Payables to affiliated parties                                       1,809,132      1,821,768
     Accrued interest payable                                                46,458         21,506
     Security deposits and prepaid rents                                     50,328         66,026
                                                                        -----------    -----------

                           Total liabilities                              4,957,979      4,983,919
                                                                        -----------    -----------

Minority interest in consolidated joint venture                             108,962             --
                                                                        -----------    -----------

Partners' deficiency:
     General partners                                                      (797,971)      (796,810)
     Limited partners                                                    (2,749,756)    (2,634,812)
                                                                        -----------    -----------

                           Total partners' deficiency                    (3,547,727)    (3,431,622)
                                                                        -----------    -----------
Contingency
                                                                        -----------    -----------

                           Total liabilities and partners' deficiency   $ 1,519,214      1,552,297
                                                                        ===========    ===========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                              Three months ended
                                                              ------------------
                                                             March 31,    March 31,
                                                               2000         1999
                                                               ----         ----
Income:
     Rental                                                 $ 197,939      159,601
     Interest and other income                                 10,187       14,716
                                                            ---------    ---------

                           Total income                       208,126      174,317
                                                            ---------    ---------
Expenses:
     Property operations                                      120,524      106,157
     Interest:
         Affiliated parties                                    40,836       41,031
         Other                                                 65,854       66,386
     Administrative:
         Affiliated parties                                    13,185       22,078
         Other                                                 36,712       38,721
                                                            ---------    ---------

                           Total expenses                     277,111      274,373
                                                            ---------    ---------

Loss before minority interest in joint venture operations     (68,985)    (100,056)

Minority interest in joint venture operations                 (47,120)      21,690
                                                            ---------    ---------

                           Net loss                         $(116,105)     (78,366)
                                                            =========    =========

Net loss per limited partnership unit                       $  (37.08)      (25.03)
                                                            =========    =========


Weighted average number of limited partnership
     units outstanding                                          3,100        3,100
                                                            =========    =========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                        Statement of Partners' Deficiency

                        Three months ended March 31, 2000
                                   (Unaudited)



                                                     General        Limited Partners
                                                     Partners     Units          Amount
                                                     --------     -----          ------
Balances at January 1, 2000                        $ (796,810)        3,100   (2,634,812)

Net loss                                               (1,161)           --     (114,944)
                                                   ----------    ----------   ----------

Balances at March 31, 2000                         $ (797,971)        3,100   (2,749,756)
                                                   ==========    ==========   ==========








See accompanying notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                                         Three months ended
                                                                         ------------------
                                                                      March 31,     March 31,
                                                                        2000          1999
                                                                        ----          ----
Cash flows from operating activities:
     Net loss                                                          $(116,105)     (78,366)
     Adjustments to reconcile net loss to net cash
         provided by (used in) in operating activities:
              Depreciation and amortization                                1,436        1,436
              Equity in joint venture allocated to minority interest      47,120      (21,690)
              Changes in:
                  Security deposits                                         (153)     (14,919)
                  Escrow deposits                                          8,884      (11,323)
                  Prepaid expenses                                         7,389        6,623
                  Accounts payable and accrued expenses                   59,813       38,731
                  Payables to affiliated parties                         (12,636)      81,361
                  Accrued interest payable                                24,952          (41)
                  Security deposits and prepaid rents                    (15,698)      (4,913)
                                                                       ---------    ---------

                      Net cash provided by (used in) operating
                          activities                                       5,002       (3,101)

Cash flows from investing activities - additions to property
     and equipment                                                        (5,851)          --

Cash flows from financing activities - principal payments
     on mortgage loan                                                     (6,034)      (5,517)
                                                                       ---------    ---------

Net decrease in cash                                                      (6,883)      (8,618)

Cash at beginning of period                                                6,883        8,618
                                                                       ---------    ---------

Cash at end of period                                                  $      --           --
                                                                       =========    =========

Supplemental disclosures:
     Cash paid during the period for interest                          $  40,877       64,991
                                                                       =========    =========

     Conversion of joint venture payable to minority
         interest equity                                               $  70,486           --
                                                                       =========    =========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)



(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership (the Partnership), a
         Delaware limited partnership, was formed on August 28, 1979, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership. The Partnership's principal asset is a 60% interest in a joint venture that is consolidated. The Venture's only asset is an operating property, Carriage House of Englewood. The other 40% of the Venture is owned by Realmark Property Investors Limited Partnership - VIA, an entity affiliated through common general partners.

(3)  Property and Equipment
---------------------------

     In July 1996, a plan was established to dispose of Carriage House of Englewood. Management has determined that a sale of the property is in the best interest of the limited partners and continues to actively market the property for sale. Therefore, the assets are carried at the lower of depreciated cost or fair value less costs to sell and have not been depreciated during the disposal period. Depreciation expense not recorded for the three months ended March 31, 2000 and 1999 was approximately $30,000 for each period.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

(4)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of
         Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities". These statements establish accounting and financial reporting for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statements No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

(5)  Going Concern Considerations
---------------------------------

     The Partnership has sustained recurring losses from operations, has cash flow difficulties, and an accumulated partners' deficiency, these items raise substantial doubt about the Partnership's ability to continue as a going concern. Management has established a plan and is in the process of trying to sell the Partnership's assets. In the interim, management plans to continue negotiating to obtain a partial payment of claim with HUD and its lender. A partial payment of claim would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. Management anticipates that this will allow the Partnership to both fund operations and to do needed capital improvements to the property. Other interim plans include management's intent to focus on increasing rental occupancy to near 95% and reducing operating expenses at the Carriage House of Englewood. A new rental incentive program will be put into place to encourage property managers to obtain leases. Operating expense reductions are planned as a result of a reduction in deferred maintenance and replacements at the property as compared to prior years.

(6)  Subsequent Events - Contingency
------------------------------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, in Supreme Court, County of Erie, State of New York. The action alleges breach of contract and breach of fiduciary duty and seeks, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner are presently reviewing the complaint and intend to vigorously pursue their defense.

PART I - Item 2:  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  And Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues operating with cash flow shortages and losses from operations. Although total revenue increased when comparing the three months ended March 31, 2000 and 1999, the Partnership still relies on funds advanced from the Corporate General Partner and/or its affiliates. Additionally, the Corporate General Partner and/or its affiliates have not taken fees or reimbursements they are entitled to so that the Partnership may otherwise cover its other obligations. The General Partner is under no obligation to make advances and there is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,809,132, as of March 31, 2000, payable on demand. Interest is accrued on the average outstanding balance at the rate of 11% per annum.

The Partnership does not anticipate making any distributions until its remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that, unless there is a significant increase in income and a major reduction in expenses, the Partnership could default on the mortgage. The General Partner has been corresponding with the guarantor of the mortgage loan, the United States Department of Housing and Urban Development (HUD), and the mortgagee in search of means of obtaining more usable cash to operate the property.

The General Partner is attempting to stabilize the property's cash flow by increasing occupancy (i.e., bring it to full occupancy even if it means lowering target rents). Full occupancy will improve cash flow to physically improve the property and anything else necessary to make the property more attractive to potential renters. Once cash flow improves, rents can be increased. At March 31, 2000, occupancy was approximately 85% and management believes the complex will continue to see a steady increase in occupancy over the next several months.

The General Partner continues to aggressively seek a buyer for the property as it is felt that the sale of the property is in the best interests of the limited partners. At this time it is highly unlikely that the Limited Partners will receive any proceeds from the sale.

Results of Operations
---------------------

For the three months ended March 31, 2000, the Partnership's loss before minority interest decreased approximately $31,000 compared to the quarter ended March 31, 1999.

The primary reason for the improvement was rental income increasing by approximately $38,000. The change is attributable to increased occupancy and improved collections. Property operations expenses increased approximately $14,000 in the three months ended March 31, 2000, with several expense categories accounting for the increase, each to a minor degree.

The Partnership is making every effort to control/maintain property operation and administrative expenses, however additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are expected to result in higher property operations expenses in the future. Such expenses are deemed necessary in order to improve occupancy.

PART I - Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                    ----------------------------------------------------------

       The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

      The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, in Supreme Court, County of Erie, State of New York. The action alleges breach of contract and breach of fiduciary duty and seeks, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner are presently reviewing the second complaint and intend to vigorously pursue their defense.


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP




By:    /s/ Joseph M. Jayson                    11/15/2000
       -----------------------------------     --------------
        Joseph M. Jayson,                      Date
        Individual General Partner and
        Principal Financial Officer