Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 2000-12-01
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File Number
June 30, 2000                                                 2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its charter)

          Delaware                                     16-1173249
---------------------------              -----------------------------------
    (State of Formation)                (IRS Employer Identification Number)

2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


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

                                    Form 10-Q

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six month periods ended
                      June 30, 2000 and 1999                                                                    4

                  Statement of Partners' Deficiency - Six months ended June 30, 2000                            5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10


                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10

PART I - Item 1.    Financial Statements
                    --------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                       (Unaudited)
                                                                                         June 30,     December 31,
                           Assets                                                         2000           1999
                           ------                                                         ----           ----
Property and equipment:
     Land                                                                              $   182,500        182,500
     Land improvements                                                                     185,000        185,000
     Buildings                                                                           2,494,354      2,487,824
     Furniture, fixtures and equipment                                                     169,992        169,992
                                                                                       -----------    -----------

                                                                                         3,031,846      3,025,316
     Less accumulated depreciation                                                       1,753,995      1,753,995
                                                                                       -----------    -----------

                           Net property and equipment                                    1,277,851      1,271,321

Cash                                                                                        15,731          6,883
Due from minority interest in consolidated joint venture                                        --          8,644
Security deposits                                                                           43,754         40,365
Escrow deposits                                                                             20,650         52,598
Prepaid expenses                                                                            15,166         15,555
Deferred mortgage costs, less accumulated amortization of
     $46,891 in 2000 and $44,020 in 1999                                                   154,060        156,931
                                                                                       -----------    -----------

                           Total assets                                                $ 1,527,212      1,552,297
                                                                                       ===========    ===========
              Liabilities and Partners' Deficiency
              ------------------------------------

Liabilities:
     Mortgage loan payable                                                               2,855,281      2,867,486
     Accounts payable and accrued expenses                                                 171,166        207,133
     Payable to affiliated parties                                                       1,890,556      1,821,768
     Accrued interest payable                                                               46,458         21,506
     Security deposits and prepaid rents                                                    49,310         66,026
                                                                                       -----------    -----------

                           Total liabilities                                             5,012,771      4,983,919
                                                                                       -----------    -----------

Minority interest in consolidated joint venture                                            111,709             --
                                                                                       -----------    -----------
Partners' deficiency:
     General partners                                                                     (798,466)      (796,810)
     Limited partners                                                                   (2,798,802)    (2,634,812)
                                                                                       -----------    -----------

                           Total partners' deficiency                                   (3,597,268)    (3,431,622)
                                                                                       -----------    -----------
Contingency
Total liabilities and partners' deficiency                                             $ 1,527,212      1,552,297
                                                                                       ===========    ===========

See accompanying notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                            Three months ended         Six months ended
                                                            ------------------         ----------------
                                                          June 30,     June 30,     June 30,      June 30,
                                                            2000         1999         2000          1999
                                                            ----         ----         ----          ----
Income:
     Rental                                              $ 219,031      177,766      416,970      337,367
     Interest and other income                               7,313       21,088       17,500       35,804
                                                         ---------    ---------    ---------    ---------

                      Total income                         226,344      198,854      434,470      373,171
                                                         ---------    ---------    ---------    ---------

Expenses:
     Property operations                                   131,313      119,815      251,837      225,972
     Interest:
         Affiliated parties                                 35,138       42,613       75,974       83,644
         Other                                              67,652       66,300      133,506      132,686
     Administrative:
         Affiliated parties                                 11,432       24,033       24,617       46,111
         Other                                              27,603       23,432       64,315       62,153
                                                         ---------    ---------    ---------    ---------

                      Total expenses                       273,138      276,193      550,249      550,566
                                                         ---------    ---------    ---------    ---------

Loss before minority interest in joint
     venture operations                                    (46,794)     (77,339)    (115,779)    (177,395)

Minority interest in joint venture operations               (2,747)      12,832      (49,867)      34,522
                                                         ---------    ---------    ---------    ---------

                      Net loss                           $ (49,541)     (64,507)    (165,646)    (142,873)
                                                         =========    =========    =========    =========

Net loss per limited partnership unit                    $  (15.82)      (20.60)      (52.90)      (45.63)
                                                         =========    =========    =========    =========

Weighted average number of limited
     partnership units outstanding                           3,100        3,100        3,100        3,100
                                                         =========    =========    =========    =========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                        Statement of Partners' Deficiency

                         Six months ended June 30, 2000
                                   (Unaudited)


                                                             General         Limited Partners
                                                             Partners       Units        Amount
                                                             --------       -----        ------
Balances at January 1, 2000                                $ (796,810)        3,100   (2,634,812)

Net loss                                                       (1,656)           --     (163,990)
                                                           ----------    ----------   ----------

Balances at June 30, 2000                                  $ (798,466)        3,100   (2,798,802)
                                                           ==========    ==========   ==========






























See accompanying notes to financial statements

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                              Six months ended
                                                                                              ----------------
                                                                                            June 30,     June 30,
                                                                                              2000        1999
                                                                                              ----        ----
Cash flows from operating activities:
     Net loss                                                                             $(165,646)    (142,873)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                                   2,871        2,871
              Equity in joint venture allocated to minority interest                         49,867      (34,522)
              Changes in:
                  Security deposits                                                          (3,389)     (24,452)
                  Escrow deposits                                                            31,948      (32,874)
                  Prepaid expenses                                                              389       14,528
                  Accounts payable and accrued expenses                                     (34,116)      31,777
                  Payables to affiliated parties                                            139,275      181,474
                  Accrued interest payable                                                   24,952          (41)
                  Security deposits and prepaid rents                                       (16,716)       6,653
                                                                                          ---------    ---------

                      Net cash provided by
                          operating activities                                               29,434        2,541

Cash flows from investing activities - additions to property
     and equipment                                                                           (8,381)          --

Cash flows from financing activities-
      principal payments on mortgage loan                                                   (12,205)     (11,159)
                                                                                          ---------    ---------


Net increase (decrease) in cash and cash equivalents                                          8,848       (8,618)

Cash at beginning of period                                                                   6,883        8,618
                                                                                          ---------    ---------

Cash at end of period                                                                     $  15,731           --
                                                                                          =========    =========

Supplemental disclosures:
     Cash paid during the period for interest                                             $ 105,213      129,857
                                                                                          =========    =========

     Property and equipment financed by accounts payable                                  $   4,000           --
                                                                                          =========    =========

     Conversion of joint venture payable to minority
         interest equity                                                                  $  70,486           --
                                                                                          =========    =========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)




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

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership (the Partnership), a
         Delaware limited partnership, was formed on August 28, 1979, to invest in a diversified portfolio of income producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership. The Partnership's principal asset is a 60% interest in a joint venture that is consolidated. The Venture's only asset is an operating property, Carriage House of Englewood. The other 40% of the Venture is owned by Realmark Property Investors Limited Partnership - VI-A, an entity affiliated through common general partners.

(3)  Property and Equipment
---------------------------

     In July 1996, a plan was established to dispose of Carriage House of Englewood and management continues to actively market the property for sale. Therefore, the assets are carried at the lower of depreciated cost or fair value less costs to sell and have not been depreciated during the disposal period. Depreciation expense not recorded for the six months ended June 30, 2000 and 1999 was approximately $60,000 for each period. For the three months ended June 30, 2000 and 1999, the amount was $30,000 in each period.

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

PART I - Item 2:  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  And Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to sustain operating losses and negative cash flow before consideration of increases in the advances from affiliates. Although total revenue increased in the six months ended June 30, 2000, the Partnership still relies on funds advanced from the Corporate General Partner and/or its affiliates. Additionally, the Corporate General Partner and/or its affiliates have not taken fees or reimbursements to which they are entitled. The General Partner is under no obligation to make advances and there is no assurance that the General Partner will continue to do so. The General Partner has advanced $1,890,556, as of June 30, 2000, payable on demand. Interest is accrued on the average outstanding balance at the rate of 11% per annum.

The Partnership does not anticipate making any distributions until its remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that, unless there is a significant increase in income and a major reduction in expenses, the Partnership could default on the mortgage

The General Partner is attempting to stabilize the property's cash flow by increasing occupancy (i.e., bring it to full occupancy even if it means lowering target rents). Full occupancy will improve cash flow to physically improve the property and anything else necessary to make the property more attractive to potential renters. Once cash flow improves, rents can be increased. In 2000, occupancy continues to show a steady increase to more than 90% at June 30, 2000.

The General Partner continues to aggressively seek a buyer for the property. At this time it is unlikely that the Limited Partners will receive any proceeds from the sale.

Results of Operations
---------------------

For the three months ended June 30, 2000, the Partnership's loss before minority interest decreased approximately $31,000 compared to the quarter ended June 30, 1999 while, for the six month 2000 period, it decreased approximately $61,000.

The primary reason for the improvement was rental income increasing by approximately $41,000 and $80,000 in the three and six month periods, respectively. The change is attributable to the aforementioned increased occupancy and improved collections. The reduction in other income was the result of a decline in furniture rental income in both 2000 periods. Property operations expenses increased approximately $11,000 and $26,000 in the three and six months ended June 30, 2000, respectively, with several expense categories accounting for the increase, none to a significant degree.

The Partnership is striving to control property operations and administrative expenses. However, additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are being incurred and are expected in the future since they are necessary to improve occupancy.

PART I - Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                    ----------------------------------------------------------

     The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

                           PART II - OTHER INFORMATION
                                     -----------------

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP


By:    /s/ Joseph M. Jayson                               12/01/00
       ------------------------------------               -----------------
        Joseph M. Jayson,                                 Date
        Individual General Partner and
        Principal Financial Officer