Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 2001-03-13
CIK 312982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                     Commission File Number
September 30, 2000                                                2-65391


                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
             (Exact Name of Registrant as specified in its charter)

   Delaware                                        16-1173249
--------------------                 -----------------------------------
(State of Formation)                 (IRS Employer Identification Number)

2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


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

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine month periods ended
                      September 30, 2000 and 1999                                                               4

                  Statements of Cash Flows - Nine months ended September
                      30, 2000 and 1999                                                                         5

                  Notes to Financial Statements                                                               6 - 7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      9


                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               9

Item 2 - 6.     Not applicable                                                                                  9

                                        2

PART I - Item 1.    Financial Statements
                    --------------------

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                                 Balance Sheets

                                                                       (Unaudited)
                                                                      September 30,    December 31,
                           Assets                                          2000            1999
                           ------                                          ----            ----
Property and equipment:
     Land                                                               $   182,500        182,500
     Land improvements                                                      185,000        185,000
     Buildings                                                            2,495,354      2,487,824
     Furniture, fixtures and equipment                                      169,992        169,992
                                                                        -----------    -----------

                                                                          3,032,846      3,025,316
     Less accumulated depreciation                                        1,753,995      1,753,995
                                                                        -----------    -----------

                           Net property and equipment                     1,278,851      1,271,321

Cash                                                                           --            6,883
Due from minority interest in consolidated joint venture                       --            8,644
Security deposits                                                            45,504         40,365
Escrow deposits                                                              26,747         52,598
Prepaid expenses                                                             23,650         15,555
Mortgage costs, less accumulated amortization of
     $48,327 in 2000 and $44,020 in 1999                                    152,624        156,931
                                                                        -----------    -----------

                           Total assets                                 $ 1,527,376      1,552,297
                                                                        ===========    ===========
              Liabilities and Partners' Deficiency
              ------------------------------------

Liabilities:
     Mortgage loan payable                                                2,848,970      2,867,486
     Accounts payable and accrued expenses                                  202,567        207,133
     Payable to affiliated parties                                        2,026,416      1,821,768
     Accrued interest payable                                                48,544         21,506
     Security deposits and prepaid rents                                     50,055         66,026
                                                                        -----------    -----------

                           Total liabilities                              5,176,552      4,983,919
                                                                        -----------    -----------

Minority interest in consolidated joint venture                              33,767           --
                                                                        -----------    -----------
Partners' deficiency:
     General partners                                                      (799,323)      (796,810)
     Limited partners                                                    (2,883,620)    (2,634,812)
                                                                        -----------    -----------

                           Total partners' deficiency                    (3,682,943)    (3,431,622)
                                                                        -----------    -----------
Contingency

                           Total liabilities and partners' deficiency   $ 1,527,376      1,552,297
                                                                        ===========    ===========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Operations

                                   (Unaudited)

                                                          Three months ended         Nine months ended
                                                          ------------------         -----------------
                                                             September 30,             September 30,
                                                             -------------             -------------
                                                            2000        1999          2000         1999
                                                            ----        ----          ----         ----
Income:
     Rental                                              $ 179,714      178,151      596,684      515,518
     Interest and other income                              12,146       13,188       29,646       48,992
                                                         ---------    ---------    ---------    ---------

                      Total income                         191,860      191,339      626,330      564,510
                                                         ---------    ---------    ---------    ---------

Expenses:
     Property operations                                   160,213      131,816      412,050      357,788
     Interest:
         Affiliated parties                                 59,568       42,592      135,542      126,236
         Other                                              63,489       66,656      196,995      199,342
     Administrative:
         Affiliated parties                                 36,833       32,666       61,450       78,777
         Other                                              35,374       21,251       99,689       83,404
                                                         ---------    ---------    ---------    ---------

                      Total expenses                       355,477      294,981      905,726      845,547
                                                         ---------    ---------    ---------    ---------

Loss before minority interest in joint
     venture operations                                   (163,617)    (103,642)    (279,396)    (281,037)

Minority interest in joint venture operations               77,942       23,145       28,075       57,667
                                                         ---------    ---------    ---------    ---------

                      Net loss                           $ (85,675)     (80,497)    (251,321)    (223,370)
                                                         =========    =========    =========    =========

Net loss per limited partnership unit                    $  (27.36)      (25.71)      (80.26)      (71.33)
                                                         =========    =========    =========    =========

Weighted average number of limited
     partnership units outstanding                           3,100        3,100        3,100        3,100
                                                         =========    =========    =========    =========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                       2000          1999
                                                                                       ----          ----
Cash flows from operating activities:
     Net loss                                                                        $(251,321)    (223,370)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Amortization                                                               4,307        4,785
              Minority interest in joint venture                                       (28,075)     (57,667)
              Changes in:
                  Security deposits                                                     (5,139)     (25,611)
                  Escrow deposits                                                       25,851       34,813
                  Prepaid expenses                                                      (8,095)       8,303
                  Accounts payable and accrued expenses                                   (515)      14,890
                  Payables to affiliated parties                                       275,134      242,742
                  Accrued interest payable                                              27,038          (41)
                  Security deposits and prepaid rents                                  (15,971)       9,466
                                                                                     ---------    ---------

                      Net cash provided by operating activities                         23,214        8,310

Cash flows from investing activities - additions to property
     and equipment                                                                     (11,581)        --

Cash flows from financing activities - principal payments
     on mortgage loan                                                                  (18,516)     (16,928)
                                                                                     ---------    ---------

Net decrease in cash and cash equivalents                                               (6,883)      (8,618)

Cash at beginning of period                                                              6,883        8,618
                                                                                     ---------    ---------

Cash at end of period                                                                $    --           --
                                                                                     =========    =========

Supplemental disclosures:
     Cash paid during the period for interest                                        $ 170,160      194,599
                                                                                     =========    =========

See accompanying notes to financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)




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

(3)  Property and Equipment
---------------------------

     In July 1996, a plan was established to dispose of Carriage House of Englewood. Management continues to actively market the property for sale. Therefore, the assets are carried at the lower of depreciated cost or fair value less costs to sell and have not been depreciated during the disposal period. Depreciation expense not recorded for each of the nine month periods ended September 30, 2000 and 1999 was approximately $90,000 and $30,000 for each of the three month periods ended September 30, 2000 and 1999.

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

(5)  Going Concern Considerations
---------------------------------

     The Partnership has sustained recurring losses from operations, has cash flow difficulties, and an accumulated partners' deficiency, these items raise substantial doubt about the Partnership's ability to continue as a going concern. Management has established a plan and is in the process of trying to sell the Partnership's assets. In the interim, management plans to continue negotiating to obtain a partial payment of claim with HUD and its lender. A partial payment of claim would take a qualifying portion of the existing mortgage and make it a second mortgage with terms that allow the Partnership to pay the second mortgage as cash flow improves. Management has requested that not only does the lender accept the partial payment of claim, but also that they reduce the interest rate being charged on the current mortgage to a lower, more "market-level" rate, which would lower the debt service, and thus increase cash flow. Management anticipates that this will allow the Partnership to both fund operations and to do needed capital improvements to the property. Other interim plans include management's intent to focus on increasing rental occupancy to near 95% and reducing operating expenses at the Carriage House of Englewood. A new rental incentive program has been put into place to encourage property managers to obtain leases. Operating expense reductions are planned as a result of a reduction in maintenance and replacement expense.

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

PART I - Item 2:  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  And Results of Operations
                  -------------------------


Liquidity and Capital Resources
-------------------------------

The Partnership continues to sustain operating losses and negative cash flow before consideration of increases in the advances from affiliates. Although total revenue increased in the nine months ended September 30, 2000, the Partnership still relies on funds advanced from the Corporate General Partner and/or its affiliates, who are under no obligation to make advances and there is no assurance that they will continue to do so. At September 30, 2000, the advances aggregated $2,026,416, payable on demand. Interest is accrued on the average outstanding balance at the rate of 11% per annum.

The Partnership does not anticipate making any distributions until its remaining property is sold and all Partnership obligations are satisfied. The General Partner believes that, unless there is a significant increase in income, a major reduction in expenses or a sale of the property, the Partnership could default on the mortgage loan.

The General Partner is attempting to stabilize the property's cash flow by increasing occupancy (i.e., bring it to full occupancy even if it means lowering target rents). Full occupancy will improve cash flow to allow for improvements to the property and anything else necessary to make the property more attractive to potential renters. Once cash flow improves, rents can be increased. In 2000, occupancy continues to show a steady increase to more than 90% at September 30, 2000.

The General Partner continues to aggressively seek a buyer for the property. At this time it is unlikely that the Limited Partners will receive any proceeds from a sale and the General Partner and its affiliates will probably not collect all of the amounts they are due.

Results of Operations
---------------------

For the three months ended September 30, 2000, the Partnership's loss before minority interest increased approximately $60,000 compared to the quarter ended September 30, 1999 while, for the nine month 2000 period, it decreased approximately $2,000.

The primary reason for the improvement was rental income increasing by approximately $81,000 in the nine month period. The change is attributable to the aforementioned increased occupancy and improved collections. The reduction in other income was the result of a decline in furniture rental income in both 2000 periods. Property operations expenses increased approximately $28,000 and $54,000 in the three and nine months ended September 30, 2000, respectively, with several expense categories accounting for the increase, none to a significant degree.

The Partnership is striving to control property operation and administrative expenses. However, additional expenses, such as cleaning, painting, and carpeting costs related to preparing units for new tenants, are being incurred and are expected in the future since they are necessary to improve occupancy.

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

Items 2, 3, 4 , 5 and 6
-----------------------

     Not applicable.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP




By:    /s/ Joseph M. Jayson                          March 13, 2001
       ---------------------------------             --------------
        Joseph M. Jayson,                            Date
        Individual General Partner and
        Principal Financial Officer