Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
filed 2001-04-02
CIK 312982

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

ITEM 1:  BUSINESS
- -----------------

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

The Partnership's primary business is to own and operate income-producing real property for the benefit of its limited partners. For at least the past ten years, and at December 31, 2000, the Partnership had one remaining real estate investment, Carriage House of Englewood, an apartment complex acquired in 1981 and located in Englewood, Ohio. Carriage House was owned by Realmark/Gold Key Associates, a joint venture owned 60% by the Partnership and 40% by Realmark Property Investors VI-A, an entity affiliated with the Partnership through common general partners. As the only property in the Partnership, Carriage House of Englewood accounted for all of its revenue.

On March 1, 2001, the property was sold to an unaffiliated entity, for $4,100,000. After satisfaction of the $2,843,000 mortgage loan on the property and payment of closing costs, the proceeds available amounted to approximately $1 million, which will be used to partially satisfy remaining net liabilities that well exceed $1 million. Then the Partnership will be dissolved as soon as practicable.

The business of the Partnership was not seasonal. As of December 31, 2000, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

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

ITEM 2:  PROPERTIES
- -------------------

As of December 31, 2000, the Partnership owned and operated Carriage House of Englewood (formerly the Gold Key Village Apartments). Purchased in November 1981, Carriage House of Englewood, located in Englewood, Ohio, is a 145 unit rental complex consisting of 24 buildings and recreational facilities on 9.6 acres of land. Realmark Corporation, an affiliate of the General Partners, managed the complex since March 1, 1984.

On May 5, 1992, the property was refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800 maturing in 2027. The outstanding mortgage balance at December 31, 2000 was $2,842,516. The mortgage was satisfied upon sale of the property on March 1, 2001.


ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------------------------------------------------------------

None.


                                     PART II
                                     -------


ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
- -----------------------------------------------------------------------

There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 424 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
- --------------------------------

                                                         At or for the year ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000           1999            1998             1997           1996
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                       $1,278,851      1,271,321        1,265,470       1,252,779      1,191,451
Total assets                               1,537,315      1,552,297        1,533,567       1,621,652      1,653,163
Mortgage loans payable                     2,842,516      2,867,486        2,890,315       2,914,486      2,930,266
Partners' equity (deficit)                (3,780,030)    (3,431,622)      (3,196,061)     (2,902,806)    (3,047,576)
                                    ================================================================================
Operating data
Rental income                                787,493        682,576          581,864         583,445        640,124
Other income                                  40,537         72,537           41,477         412,691         45,018
                                    --------------------------------------------------------------------------------
Total revenue                                828,030        755,113          623,341         996,136        685,142
                                    --------------------------------------------------------------------------------
Property operating costs                     538,933        468,179          422,895         436,623        450,675

Depreciation                                      --             --               --              --         70,290
Interest expense                             449,590        440,426          400,050         353,884        354,889
Administrative expenses                      214,859        156,913          200,048         162,442        192,272
                                    --------------------------------------------------------------------------------
Total expenses                             1,203,382      1,065,518        1,022,993         952,949      1,068,126
                                    --------------------------------------------------------------------------------
Loss before minority interest in
  joint venture operations                  (375,352)      (310,405)        (399,652)         43,187       (382,984)
Minority interest in joint venture            26,944         74,844          106,397         101,583        119,637
                                    --------------------------------------------------------------------------------
Net income (loss)                           (348,408)      (235,561)        (293,255)        144,770       (263,347)
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                          31,468         21,094          361,372        (227,884)      (272,036)

Investing activities                         (13,381)            --          (12,691)        135,872        163,780
Financing activities                         (24,970)       (22,829)        (340,063)         92,012        108,256
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash               (6,883)        (1,735)           8,618               0              0
                                    ================================================================================
Per limited partnership unit:
Net income (loss)                           ($111.27)        (75.23)          (93.65)          46.23         (84.10)
                                    ================================================================================

                                        4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources:
- --------------------------------

In the three year period ended December 31, 2000, the Partnership incurred cash flow deficits created by large losses from operations. The Corporate General Partner and its affiliates advanced funds and/or did not take payment of fees or reimbursements to which they were otherwise entitled, whenever it was necessary to cover cash shortfalls. As of December 31, 2000, the advances from affiliates totaled more than $2,000,000, payable on demand and accruing interest at 11% per annum. The property was sold on March 1, 2001 for $4,100,000 to an unaffiliated entity. After satisfaction of the $2,854,000 mortgage loan on the property and payment of closing costs, the net proceeds available amounted to approximately $1 million, which will be used to partially satisfy remaining net liabilities that significantly exceed $1 million. Thus, there will be no cash available for distribution to partners and the Partnership will be dissolved as soon as practicable.

Results of Operations:
- ----------------------

Improvements made to the property over the past three years resulted in increased occupancy and rental income in both 1999 and 2000. Physical occupancy averaged over 90% in 2000, 86% in 1999 and 84% in 1998. Operating costs also increased, but to a lesser degree. More repair and maintenance work is being performed at the property by on-site personnel at a lower cost than would be incurred if the work was contracted out. More on-site personnel being used in administration and higher professional fees caused most of the increase in administrative expenses in 2000. Interest expense continued to rise as the amounts due to affiliates increased.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                   Year First Elected to Position
- ----                                ---------------------                   ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                        1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                             1979

Joseph M. Jayson and Judith P. Jayson, are married to each other.

The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University , a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

No person is known to the Partnership to own of record or beneficially, more than 5% of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 2000, owned no Units of Limited Partnership Interest.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

The properties of the Partnership's subsidiaries are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------
                                                                                        Page
                                                                                        ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                                   F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                            F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                   F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                             F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                      F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                            F-6
         Notes to Consolidated Financial Statements                                     F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)        Reports on Form 8-K - none
           -------------------

(c)        Exhibits
           --------

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

                     (c) Property sales agreement with unrelated third party included with the 1996 third quarter Form 10-Q incorporated herein by reference.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP


By:      /s/ Joseph M. Jayson                                   April 2, 2001
         -----------------------------------                 -------------------
         JOSEPH M. JAYSON,                                           Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   April 2, 2001
         -----------------------------------                 -------------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                   April 2, 2001
         -----------------------------------                 -------------------
         JUDITH P. JAYSON,                                           Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited Partnership:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 3 to the consolidated financial statements, on March 1, 2001, the Partnership sold its remaining operating asset (Carriage House of Englewood apartment complex). After satisfaction of the mortgage loan on the property and payment of closing costs, the proceeds will be used to partially satisfy remaining liabilities. Then the Partnership will be dissolved as soon as practicable.

As discussed in note 7 to the consolidated financial statements, the Partnership is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 23, 2001

INDEPENDENT AUDITORS' REPORT


To the Partners of
Realmark Property Investors Limited Partnership:


We have audited the accompanying statements of operations, partners' deficit and cash flows of Realmark Property Investors Limited Partnership (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 9 to those financial statements, the Partnership's failure to meet its Department of Housing and Urban Development regulatory agreement requirements, its recurring losses from operations and its partners' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 9 to those financial statements. Those financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche LLP
Buffalo, New York
April 14, 1999

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                           Assets                                                          2000            1999
                           ------                                                          ----            ----
Property and equipment, at cost-sold subsequent to
     December 31, 2000 (note 3):
         Land and improvements                                                          $   367,500        367,500
         Buildings and improvements                                                       2,495,354      2,487,824
         Furniture and equipment                                                            169,992        169,992
                                                                                        -----------    -----------

                                                                                          3,032,846      3,025,316
         Less accumulated depreciation                                                    1,753,995      1,753,995
                                                                                        -----------    -----------

                           Net property and equipment                                     1,278,851      1,271,321
                                                                                        -----------    -----------

Cash and equivalents                                                                             --          6,883
Due from minority interest in consolidated joint venture                                         --          8,644
Escrow deposits                                                                              48,703         52,598
Deferred mortgage costs, less accumulated amortization of
     $49,762 in 2000 and $44,020 in 1999                                                    151,189        156,931
Other assets                                                                                 58,572         55,920
                                                                                        -----------    -----------

                           Total assets                                                 $ 1,537,315      1,552,297
                                                                                        ===========    ===========

              Liabilities and Partners' Equity
              --------------------------------

Liabilities:
     Mortgage loan payable                                                                2,842,516      2,867,486
     Accounts payable and accrued expenses                                                  211,436        207,133
     Payable to affiliated parties                                                        2,095,890      1,821,768
     Accrued interest payable                                                                45,544         21,506
     Security deposits and prepaid rents                                                     47,146         66,026
                                                                                        -----------    -----------

                           Total liabilities                                              5,242,532      4,983,919
                                                                                        -----------    -----------

Minority interest in consolidated joint venture                                              74,813             --
                                                                                        -----------    -----------

Partners' equity (deficit):
     General partners                                                                      (800,294)      (796,810)
     Limited partners                                                                    (2,979,736)    (2,634,812)
                                                                                        -----------    -----------

                           Total partners' equity (deficit)                              (3,780,030)    (3,431,622)
Contingency
                                                                                        -----------    -----------

                           Total liabilities and partners' equity                       $ 1,537,315      1,552,297
                                                                                        ===========    ===========

See accompanying notes to consolidated financial statements
                                       F-3

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years Ended December 31, 2000, 1999 and 1998

                                                                          2000             1999           1998
                                                                          ----             ----           ----
Income:
     Rental                                                            $   787,493        682,576        581,864
     Interest and other income                                              40,537         72,537         41,477
                                                                       -----------    -----------    -----------

                           Total income                                    828,030        755,113        623,341
                                                                       -----------    -----------    -----------
Expenses:
     Property operations                                                   538,933        468,179        422,895
     Interest:
         Affiliated parties                                                190,106        175,653        133,279
         Other                                                             259,484        264,773        266,771
     Administrative:
         Affiliated parties                                                 80,709         61,820         59,450
         Other                                                             134,150         95,093        140,598
                                                                       -----------    -----------    -----------

                           Total expenses                                1,203,382      1,065,518      1,022,993
                                                                       -----------    -----------    -----------

Loss before minority interest in joint
     venture operations                                                   (375,352)      (310,405)      (399,652)

Minority interest in joint venture operations                               26,944         74,844        106,397
                                                                       -----------    -----------    -----------

                           Net loss                                    $  (348,408)      (235,561)      (293,255)
                                                                       ===========    ===========    ===========

Loss per limited partnership unit                                      $   (111.27)        (75.23)        (93.65)
                                                                       ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                       3,100          3,100          3,100
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                       Limited Partners
                                                       General         ----------------
                                                       Partners       Units       Amount
                                                       --------       -----       ------
Balances at December 31, 1997                        $ (791,521)        3,100   (2,111,285)

Net loss                                                 (2,933)           --     (290,322)
                                                     ----------    ----------   ----------

Balances at December 31, 1998                          (794,454)        3,100   (2,401,607)

Net loss                                                 (2,356)           --     (233,205)
                                                     ----------    ----------   ----------

Balances at December 31, 1999                          (796,810)        3,100   (2,634,812)

Net loss                                                 (3,484)           --     (344,924)
                                                     ----------    ----------   ----------

Balances at December 31, 2000                        $ (800,294)        3,100   (2,979,736)
                                                     ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2000, 1999 and 1998

                                                                               2000          1999         1998
                                                                               ----          ----         ----
Cash flows from operating activities:
     Net loss                                                                $(348,408)    (235,561)    (293,255)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Amortization of deferred mortgage expense                          5,742        5,742        5,742
              Minority interest in joint venture operations                    (26,944)     (74,844)    (106,397)
              Changes in:
                  Escrow deposits                                                3,895       12,866       89,730
                  Other assets                                                  (2,652)     (24,578)      13,922
                  Accounts payable and accrued expenses                         10,154      (35,801)       4,816
                  Payable to affiliated parties                                384,523      349,885      691,175
                  Accrued interest payable                                      24,038         (171)     (43,862)
                  Security deposits and prepaid rent                           (18,880)      23,556         (499)
                                                                             ---------    ---------    ---------

                      Net cash provided by
                          operating activities                                  31,468       21,094      361,372
                                                                             ---------    ---------    ---------

Cash flows from investing activities - additions to
     property and equipment                                                    (13,381)          --      (12,691)
                                                                             ---------    ---------    ---------

Cash flows from financing activities:
     Decrease in cash overdraft                                                     --           --     (315,892)
     Principal payments on mortgage loan                                       (24,970)     (22,829)     (24,171)
                                                                             ---------    ---------    ---------

                      Net cash used in financing
                          activities                                           (24,970)     (22,829)    (340,063)
                                                                             ---------    ---------    ---------

Net increase (decrease) in cash and equivalents                                 (6,883)      (1,735)       8,618

Cash and equivalents at beginning of year                                        6,883        8,618           --
                                                                             ---------    ---------    ---------

Cash and equivalents at end of year                                          $      --        6,883        8,618
                                                                             =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                  $ 234,214      259,202      304,891
                                                                             =========    =========    =========

     Property and equipment financed by accounts payable                     $      --        5,851           --
                                                                             =========    =========    =========

See accompanying notes to consolidated financial statements.
                                       F-6

                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership (the Partnership) is a
         Delaware limited partnership formed on August 28, 1979, to invest in a diversified portfolio of income producing real estate.

     In 1981, the Partnership sold, through a public offering, 3,100 units of limited partnership interest. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole stockholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered, and reimbursement for expenses incurred on behalf of the Partnership (note 6). The partnership agreement also provides for the Partnership's share of taxable income or losses of the Partnership to be allocated 99% to the limited partners and 1% to the general partners.

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its subsidiary, Realmark/GoldKey Associates (note
              5) which owns and operates the Carriage House of Englewood Apartments, a 145 unit apartment complex located in Englewood, Ohio, acquired in 1981 for $2,860,754.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Partnership and its ventures' policy is to consider a property to be held for sale or disposition when the Partnership or venture has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership or venture has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. As discussed in note 3, no depreciation was recorded for the years ended December 31, 2000, 1999 and 1998 as the assets were held for sale.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents include money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Security Deposits
     ---------------------

         Security deposits represents cash on deposit in accordance with the HUD regulatory agreement for the property which has a HUD insured mortgage. The cash shortage in the security deposit account as of December 31, 1998 was replenished by the general partners in the first quarter of 1999 so that the security deposit liability was fully funded.

     (f) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgage.

     (g) Minority Interest in Consolidated Joint Venture
     ---------------------------------------------------

         The minority interest in Carriage House Joint Venture is stated at the amount of capital contributed by the minority investor adjusted for its share of joint venture losses. The Carriage House joint venture is consolidated in the Partnership's consolidated financial statements because the Partnership is a majority owner and exerts significant control over its operations.

     (h) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases that are generally for periods of one year or less, payable monthly. Delinquent rents are not recorded.

     (i) Per Unit Data
     -----------------

         Per limited partnership unit data is based on the weighted average number of limited partnership units outstanding for the year.

     (j) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (k) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $745,000 more than the tax bases of the net assets.

     (l) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property, and are aggregated into one reporting segment.

     (m) Accounting Changes and Developments
     ---------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's consolidated financial statements.

      (n) Reclassifications
      ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Disposal of Rental Property
- --------------------------------

     In July 1996, the Partnership entered into a plan to dispose of the property and equipment of Realmark/GoldKey Associates (Carriage House of Englewood) with a carrying amount of $1,278,851 and $1,271,321 at December 31, 2000 and 1999 respectively. Carriage House of Englewood incurred losses of $90,360, $191,989 and $265,994 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 2000, 1999 and 1998 totaled approximately $120,000.

     On March 1, 2001, the property was sold to an unaffiliated entity for $4,100,000 resulting in a net gain to the joint venture for financial reporting purposes of approximately $2,560,000, after considering costs of the sale. After satisfaction of the mortgage loan on the property and payment of closing costs, the net proceeds realized by the venture were approximately $1,000,000, which will be used to partially satisfy remaining net liabilities that exceed $1,000,000. Then the Partnership will be dissolved as soon as practicable. Since the Partnership has no operations, presentation of pro forma data is inapplicable. The results of operations of the Partnership were the same as the results of Realmark/GoldKey Associates (owner of Carriage House of Englewood), net of minority interest, plus administrative expenses of the Partnership not chargeable to Realmark/GoldKey Associates. Such expenses have resulted in liabilities to the General Partner and its affiliates that will not be fully satisfied from the sale proceeds.

(4)  Mortgage Loan Payable
- --------------------------

     On May 5, 1992, the Partnership's first and second mortgage loans on Carriage House of Englewood were refinanced with a 9% U.S. Department of Housing and Urban Development (HUD) insured mortgage in the amount of $2,997,800. The mortgage provided for monthly principal and interest payments of $23,503 through June 2027. The mortgage also required monthly escrow deposits for real estate taxes and insurance amounting to $7,208. The balance of the mortgage at December 31, 2000 and 1999 was $2,842,516 and $2,867,486, respectively. The mortgage was secured by all of the assets of Carriage House of Englewood and was satisfied upon the sale of the property on March 1, 2001.


(5)  Minority Interest of Related Party in Carriage Housing of Englewood Joint
- ------------------------------------------------------------------------------
Venture
- -------

     The Partnership has a 60% interest in a joint venture with Realmark
         Property Investors Limited Partnership-VIA (RPILP-VIA), an entity affiliated through common general partners. The venture owns and operates Carriage House of Englewood Apartments, Englewood, Ohio. The joint venture agreement provides that any income, loss, gain, cash flow, or sale proceeds be allocated 60% to the Partnership and 40% to RPILP-VIA. In July 1996, the venturers developed a plan to dispose of Carriage House of Englewood Apartments. Accordingly, no depreciation of the apartments has been recorded since then. The net loss from the date of inception has been allocated to the minority interest as described above and has been recorded as a reduction of the capital contribution. Carriage House of Englewood incurred net losses of $90,360, $187,110, and $265,996 for the years ended December 31, 2000, 1999 and 1998, respectively. On March 1, 2001, the apartment complex was sold as described in note 3.

A reconciliation of the minority interest share in Carriage House of Englewood Joint Venture is as follows:

                                                                                          2000               1999
                                                                                          ----               ----
         Balance at beginning of year                                                $     (8,644)           66,200
         Capital contribution - debt assumption                                           119,601                --
         Allocated loss                                                                   (36,144)          (74,844)
                                                                                     ------------          --------

         Balance at end of year                                                      $     74,813            (8,644)
                                                                                     ============          ========

(6)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                                         2000         1999         1998
                                                                                         ----         ----         ----
         Property management fees based on 5% of
              rental income                                                         $   40,418       33,761       30,192

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                                         40,291       28,059       29,258
                                                                                    ----------     --------     --------

                                                                                    $   80,709       61,820       59,450
                                                                                    ==========     ========     ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's statements of operations. Payables to affiliated parties resulting from all of these items are payable on demand and bear interest at 11%.

(7)  Contingency
- ----------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnerships, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                                              Schedule III
                                                                                              ------------
                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Real Estate and Accumulated Depreciation
                                December 31, 2000



                                         Initial Cost to                          Gross amounts at which
                                           Partnership               Cost       carried at close of period
                                           -----------           capitalized    --------------------------
                                       Land        Buildings      subsequent       Land         Buildings
 Property                               and           and             to           and             and
description          Encumbrances   improvements   improvements   acquisition  improvements   improvements
- -----------          ------------   ------------   ------------   -----------  ------------   ------------
Carriage House of
   Englewood
   Englewood, OH     $  2,842,516      367,500      2,341,254       154,100      367,500       2,495,354
                     ============      =======      =========       =======      =======       =========

(TABLE RESTUBBED)

                                                                       Life on which
                                                                        depreciation
                                                                         in latest
                                                                         statement
                                 Accumulated      Date of       Date   of operations
                        Total   depreciation   construction  acquired   is computed
                        -----   ------------   ------------  --------   -----------
Carriage House of
   Englewood
   Englewood, OH       2,862,854   1,596,577       1971         11/81    15-25 years*
                       =========   =========       =====        =====    ============




* In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period.

                                                        -----------------------




                 REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP

                    Real Estate and Accumulated Depreciation
                        December 31, 2000, 1999 and 1998







(1)    The aggregate cost for Federal income tax purposes is $2,862,854.

(2) A reconciliation of the carrying amount of land and buildings as of December 31, 2000, 1999 and 1998 follows:

                                                                       2000               1999              1998
                                                                       ----               ----              ----
         Balance at beginning of year                               $  2,855,324        2,855,324         2,842,633
         Additions                                                         7,530               --            12,691
                                                                    ------------       ----------       -----------

         Balance at end of year                                     $  2,862,854        2,855,324         2,855,324
                                                                    ============       ==========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                       2000               1999              1998
                                                                       ----               ----              ----
         Balance at beginning of year                               $  1,596,577        1,596,577         1,596,577
         Depreciation expense                                                 --               --                --
                                                                    ------------        ---------        ----------

         Balance at end of year (4)                                 $  1,596,577        1,596,577         1,596,577
                                                                    ============        =========        ==========

(4)    Balance applies entirely to buildings and improvements.